Form 10-K
period 2005-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST
filed 2006-03-29
CIK 1108348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________


                       Commission file number: 333-121228

                  CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION
                                  on behalf of
                       CITIBANK CREDIT CARD ISSUANCE TRUST
                  (Issuing Entity in respect of the Citiseries
                 Class A notes, Class B notes and Class C notes)
                                      and
                       CITIBANK CREDIT CARD MASTER TRUST I
            (Issuing Entity in respect of the Collateral Certificate)

             (Exact name of registrant as specified in its charter)

United States of America                             46-0358360
------------------------                             ----------
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

     701 East 60th Street, North
     Sioux Falls, South Dakota                           57117
     -------------------------                           -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code: (605) 331-2626 Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:  NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.   Yes     .   No  X  .
                                                -----      -----

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.   Yes     .   No  X  .
                                                         -----      -----


                                                       [cover page 1 of 2 pages]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X  .*   No      .
             -----        -----


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer      Accelerated filer      Non-accelerated filer  X
                       -----                  -----                      -----


Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Act).   Yes      .   No   X  .
                                             -----       -----


State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:

         NOT APPLICABLE.


-----------------
      *On April 28, 1989, Citibank (South Dakota), National Association was issued a no-action letter (the "No-Action Letter") by the Securities and Exchange Commission (the "Commission") with respect to certain reporting requirements pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. This Form 10-K has been prepared in accordance with the terms of the No-Action Letter.


                                                       [cover page 2 of 2 pages]

                                     PART I
                                     ------

Item 1. Business.

     Omitted pursuant to the No-Action Letter.

Item 1A.  Risk Factors.

     Not Applicable.

Item 1B.  Unresolved Staff Comments.

     Not Applicable.

Item 2. Properties.

     The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory trust formed on September 12, 2000 (the "issuance trust") -- and its primary source of funds for the payment of principal of and interest on the notes - is a collateral certificate issued by Citibank Credit Card Master Trust I (the "master trust") to the issuance trust. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust's assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts.

     Pursuant to Section 907 of the indenture under which the issuance trust's notes are issued, each month the issuance trust prepares a report (the "issuance trust's report") containing information regarding the issuance trust's notes, the master trust's assets and the collateral certificate for the related due period and the related payment dates for the notes.

     KPMG LLP has performed certain procedures in connection with the issuance trust's reports for the months of January 2005 through December 2005. The report issued by KPMG LLP in connection with these issuance trust's reports is attached hereto as Exhibit 99.1. The issuance trust's reports for the due periods ending in January 2005 through December 2005 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2005, March 15, 2005, April 15, 2005, May 16, 2005, June 15, 2005, July 15,
2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005,
December 14, 2005, and January 17, 2006, respectively. In addition, the Current Report on Form 8-K filed by the master trust with the Commission on January 26, 2006 containing financial information with regard to the master trust, the receivables and the accounts as of, and for the year ended in, December 2005 is incorporated by reference.

     Pursuant to Section 1104 of the indenture, the issuance trust has certified to the indenture trustee as to its compliance with all conditions and covenants under the indenture throughout the calendar year ended December 31, 2005. This certificate is attached hereto as Exhibit 99.2.

     KPMG LLP has also performed certain procedures relating to the servicing activities of Citibank (South Dakota), National Association ("Citibank (South Dakota)"), as servicer of the master trust. The report issued by KPMG LLP in connection with the servicing activities of Citibank (South Dakota), as servicer of the master trust, attached as Exhibit 99.1 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2006, is incorporated by reference. The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust, attached as Exhibit 99.2 to the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2006, is incorporated by reference.

Item 3. Legal Proceedings.

     Citibank (South Dakota), some of its affiliates as well as Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i)
Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and
(iii) as to Citibank (South Dakota), the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs' motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota). On March 9, 2005, the District Court granted in part and denied in part defendants' motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the District Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of Citibank (South Dakota) and J.P. Morgan Chase & Co. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners' antitrust and TILA injunctive relief subclasses. The Citigroup defendants, J.P. Morgan Chase & Co. and the plaintiffs have appealed certain aspects of the District Court's class action rulings.

     Except as described in the preceding paragraph, the registrant knows of no material pending legal proceedings involving the issuance trust, the master trust, Citibank (South Dakota), Citibank (Nevada), National Association or the trustee (in its capacity as such), other than routine litigation incidental to the business of the issuance trust, the master trust, Citibank (South Dakota), Citibank (Nevada), National Association or the trustee (in its capacity as such).

Item 4. Submission of Matters to a Vote of Security Holders.

     None.


                                     PART II
                                     -------

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     To the best knowledge of the registrant, there is no established public trading market for the notes.

     Each subclass of the issuance trust's notes that is publicly offered in the U.S. is represented by one or more notes registered in the name of Cede & Co. ("Cede"), the nominee of The Depository Trust Company ("DTC").

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

Item 9A. Controls and Procedures.

     Not Applicable.

Item 9B. Other Information.

     None.


                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

     Omitted pursuant to the No-Action Letter.

Item 11. Executive Compensation.

     Omitted pursuant to the No-Action Letter.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Each subclass of the issuance trust's notes that is publicly offered in the U.S. is represented by one or more certificates registered in the name of Cede, the nominee of DTC, and an investor holding an interest in such subclasses of notes is not entitled to receive a note representing such interest except in limited circumstances set forth in the indenture. Accordingly, Cede is the sole holder of record of such notes, which it holds on behalf of brokers, dealers, banks, and other direct participants in the DTC system. Such direct participants may hold notes for their own accounts or for the accounts of their customers. The name and address of Cede is Cede & Co., c/o The Depository Trust Company, 55 Water Street, New York, NY 10041.

Item 13. Certain Relationships and Related Transactions.

     There have not been, and there are not currently proposed, to the best knowledge of the registrant, any transaction or series of transactions, to which the issuance trust, the master trust, Citibank (South Dakota), as managing beneficiary, or the trustee, on behalf of the issuance trust, is a party with any noteholder who owns of record or beneficially more than five percent of the notes.

Item 14. Principal Accountant Fees and Services.

     Not applicable.

                                     PART IV
                                     -------

Item 15. Exhibits and Financial Statement Schedules.

(a) 31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Commission.

    99.1 Annual Accountant's Report, prepared by KPMG LLP.

    99.2 Annual Compliance Certificate of an Issuer Authorized Officer delivered pursuant to Section 1104 of the Indenture.

    99.3 The issuance trust's reports containing information regarding the notes of the Citiseries, the master trust's assets and the collateral certificate for the due periods ending in January 2005 through December 2005 are incorporated by reference from the registrant's Current Reports on Form 8-K filed with the Commission on February 15, 2005, March 15, 2005, April 15, 2005, May 16, 2005, June 15, 2005, July 15,
         2005, August 15, 2005, September 15, 2005, October 17, 2005, November 15, 2005, December 14, 2005, and January 17, 2006, respectively.

    99.4 The Current Report on Form 8-K filed by the master trust with the Commission on January 26, 2006 containing financial information with regard to the master trust, the receivables and the accounts as of, and for the year ended in, December 2005 is incorporated by reference.

    99.5 The report issued by KPMG LLP relating to the servicing activities of Citibank (South Dakota), as servicer of the master trust, is incorporated by reference from Exhibit 99.1 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2006.

    99.6 The annual compliance certificate delivered to the trustee of the master trust by a servicing officer of the master trust is incorporated by reference from Exhibit 99.2 of the Annual Report on Form 10-K filed by the master trust with the Commission on March 29, 2006.

 (b) Omitted pursuant to the No-Action Letter.

 (c) Omitted pursuant to the No-Action Letter.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CITIBANK (SOUTH DAKOTA),
                             NATIONAL ASSOCIATION,
                             as Managing Beneficiary of Citibank Credit Card Issuance Trust and as Servicer of Citibank Credit Card Master Trust I
                                  (Registrant)


                             By: /s/ Douglas C. Morrison
                                 -----------------------------
                                     Douglas C. Morrison
                                     Vice President

Dated:  March 29, 2006