Form 10-K
period 2006-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST
filed 2007-03-30
CIK 1108348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number of issuing entity: 333-131355-01
CITIBANK CREDIT CARD ISSUANCE TRUST
(Issuing Entity in respect of the Notes)
(Exact name of issuing entity as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of issuing entity: 333-131355-03
CITIBANK CREDIT CARD MASTER TRUST I
(Issuing Entity in respect of the Collateral Certificate)
(Exact name of issuing entity as specified in its charter)

NEW YORK	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of sponsor and depositor: 333-131355
CITIBANK (SOUTH DAKOTA), NATIONAL ASSOCIATION
(Exact name of depositor and sponsor as specified in its charter)

UNITED STATES OF AMERICA	46-0358360
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

701 East 60th Street, North Sioux Falls, South Dakota	57117
(Address of principal executive offices of depositor and sponsor)	(Zip Code)

Telephone number, including area code: (605) 331-2626

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  No [X] .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  No [X] .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X].  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Accelerated filer  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  No [X] .

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

NOT APPLICABLE

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory trust formed on September 12, 2000 (the "issuance trust") -- and its primary source of funds for the payment of principal of and interest on the notes - is a collateral certificate issued by Citibank Credit Card Master Trust I (the "master trust") to the issuance trust. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust's assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts. The master trust, therefore, may be considered a significant obligor in relation to the issuance trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the master trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

The pool assets held by the master trust do not include any significant obligors.

Item 1114(b)(2) of Regulation AB: Credit enhancement and other support, except for certain derivatives instruments (financial information).

Based on the standards set forth in Item 1114(b)(2) of Regulation AB, no information is required in response to this Item.

Item 1115(b) of Regulation AB: Certain derivatives instruments (financial information).

Based on the standards set forth in Item 1115(b) of Regulation AB, no information is required in response to this Item.

Item 1117 of Regulation AB: Legal proceedings.

Citibank (South Dakota), some of its affiliates as well as Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to Citibank (South Dakota), the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs’ motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota). On March 9, 2005, the District Court granted in part and denied in part defendants’ motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the District Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of Citibank (South Dakota) and J.P. Morgan Chase & Co. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners' antitrust and TILA injunctive relief subclasses. In July 2006, without admitting any liability, all defendants, including the Citigroup defendants, agreed to settle the IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION for a total of $336 million, subject to court approval. The Citigroup defendants’ share of the settlement, which has been paid into an escrow account, was covered by existing reserves.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Item 6:	Selected Financial Data.
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A:	Controls and Procedures.

Item 9B. Other Information.

None

PART III

The following Items have been omitted in accordance with General Instruction J to Form 10-K:

Item 10:	Directors, Executive Officers and Corporate Governance.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions, and Director Independence.
Item 14:	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10-K:

Item 1119 of Regulation AB: Affiliations and certain relationships and related transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with applicable servicing criteria.

Citibank (South Dakota), National Association, Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank (South Dakota), National Association, for itself and on behalf of its affiliate Citibank, N.A., and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an "Assessment Report") as of, and for the twelve months ended, December 31, 2006, which Assessment Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank (South Dakota), National Association and Deutsche Bank Trust Company Americas has provided an attestation report (each, an "Attestation Report") by KPMG LLP, a registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K. No Assessment Report or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Assessment Report as applicable to the related servicing participant.

Recent guidance from the Securities and Exchange Commission ("SEC") staff permits a servicing participant to elect to take responsibility for assessing compliance with the servicing criteria applicable to a third party, if that third party performs specific and limited, or scripted activities that address all or a portion of the servicing criteria applicable to such servicing participant. In these cases, the servicing participant has instituted policies and procedures to monitor whether such third party's activities comply in all material respects with the applicable servicing criteria. No Assessment Report or related Attestation Report has identified any material deficiency in such servicing participant's policies and procedures to monitor compliance by any such third party.

Regulations of the SEC require that a servicing participant perform a "platform" level assessment for purposes of assessing servicing compliance. This means that the transactions covered in a report on an assessment of compliance should include asset-backed securities transactions involving such servicing participant that are backed by the same asset type. More recent guidance from the SEC staff identifies additional parameters which a servicing participant may apply to define and further limit its platform. For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 and that were registered with the SEC pursuant to the Securities Act of 1933. Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant's business model, the transactions in which it is involved and the range of activities performed in those transactions.

The platform defined by Deutsche Bank Trust Company Americas in its Assessment Report attached as an exhibit to this Form 10-K includes transactions in addition to those conducted by Citibank Credit Card Issuance Trust, and the range of activities performed by Deutsche Bank Trust Company Americas in those other transactions is broader than the range of activities it performs in the Citibank Credit Card Issuance Trust transactions. Accordingly, the servicing criteria addressed by Deutsche Bank Trust Company Americas in its Assessment Report include criteria in addition to the criterion applicable specifically to the Citibank Credit Card Issuance Trust transactions.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Citibank (South Dakota), National Association has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Citibank (South Dakota), National Association, has provided a statement of compliance relating to its servicing activities for the calendar year ended December 31, 2006, which has been signed by an authorized officer of Citibank (South Dakota), National Association, and is attached hereto as exhibit 35.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.

(a)(2)	Not Applicable.

(a)(3)	Not Applicable.

(b)	Exhibits

Exhibit Number	Description
4.1.1	Indenture for the Notes, dated as of September 26, 2000, incorporated by reference from Exhibit 4.1 of the Registrant's Registration Statement on Form S-3 (File No. 333-52984).
4.1.2	Amendment No. 1 to Indenture, dated as of November 14, 2001, incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 (File No. 333-91326).
4.2.1
Series Supplement to the Pooling and Servicing Agreement relating to the Collateral Certificate, dated as of September 26, 2000 (including the form of Collateral Certificate), incorporated by reference from Exhibit 4.2 of the Registrant's Registration Statement on Form S-3 (File No. 333-52984).

4.2.2
Amendment No. 1 dated as of April 27, 2006 to Series Supplement to the Pooling and Servicing Agreement relating to the Collateral Certificate, dated as of September 26, 2000, incorporated by reference from Exhibit 4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 1, 2006.

4.3.1
Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of October 5, 2001, incorporated by reference from Exhibit 4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 19, 2001.

4.3.2
Amendment No. 1 dated as of December 31, 2003 to the Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I, incorporated by reference from Exhibit 4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on January 9, 2004.

4.3.3
Amendment No. 2 dated as December 19, 2005 to the Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I, incorporated by reference from Exhibit 4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 20, 2005.

4.4
Trust Agreement of Citibank Credit Card Issuance Trust, dated as of September 12, 2000, incorporated by reference from Exhibit 4.9 of the Registrant's Registration Statement on Form S-3 (File No. 333-52984).

Exhibit Number	Description

4.5.1
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2006 as identified below, incorporated by reference from the following exhibits of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.

2000-A3	4.1	2003-A9	4.21
2000-A3 Reopen	4.2	2003-A10	4.22
2001-A1	4.3	2003-A11	4.23
2001-A1 Reopen	4.4	2004-A1	4.24
2001-A2	4.5	2004-A1 Reopen	4.25
2001-A6	4.6	2004-A3	4.26
2001-A7	4.7	2004-A4	4.27
2002-A1	4.8	2004-A7	4.28
2002-A4	4.9	2004-A8	4.29
2002-A8	4.10	2005-A2	4.30
2002-A10	4.11	2005-A3	4.31
2002-A10 Reopen	4.12	2005-A3 Reopen	4.32
2003-A1	4.13	2005-A4	4.33
2003-A2	4.14	2005-A5	4.34
2003-A3	4.15	2005-A6	4.35
2003-A4	4.16	2005-A7	4.36
2003-A5	4.17	2005-A8	4.37
2003-A6	4.18	2005-A9	4.38
2003-A7	4.19	2005-A10	4.39
2003-A8	4.20

2001-B1	4.40	2004-B1	4.44
2001-B2	4.41	2004-B1 Reopen	4.45
2002-B1	4.42	2004-B2	4.46
2003-B1	4.43	2005-B1	4.47

2001-C1	4.48	2003-C3	4.57
2001-C3	4.49	2003-C4	4.58
2002-C1	4.50	2004-C1	4.59
2002-C1 Reopen	4.51	2005-C1	4.60
2002-C2	4.52	2005-C2	4.61
2002-C3	4.53	2005-C3	4.62
2003-C1	4.54	2005-C5	4.63
2003-C1 Reopen	4.55	2005-C6	4.64
2003-C2	4.56

Exhibit Number	Description

4.5.2
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued during the 2006 calendar year as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date

2006-A1	February 8, 2006	2006-A6	June 1, 2006
2006-A1 Reopen	March 6, 2006	2006-A7	October 20, 2006
2006-A1 2nd Reopen	May 8, 2006	2006-A8	December 19, 2006
2006-A2	February 8, 2006	2006-B1	March 8, 2006
2006-A3	March 16, 2006	2006-B2	March 8, 2006
2006-A4	May 4, 2006	2006-C1	February 27, 2006
2006-A4 Reopen	May 26, 2006	2006-C2	May 12, 2006
2006-A5	May 23, 2006	2006-C4	December 21, 2006

23.1	Consent of KPMG LLP with respect to its Attestation Report regarding Citibank (South Dakota)
23.2	Consent of KPMG LLP with respect to its Attestation Report regarding Deutsche Bank Trust Company Americas
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank (South Dakota) for the calendar year ended December 31, 2006

(c)	Not Applicable.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIBANK (SOUTH DAKOTA),
NATIONAL ASSOCIATION,
as Depositor of Citibank Credit Card Issuance Trust
and Citibank Credit Card Master Trust I

By: /s/ Douglas C. Morrison
------------------------------------------------
Douglas C. Morrison
Vice President

Dated: March 30, 2007