Form 10-K
period 2007-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST
filed 2008-03-28
CIK 1108348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________  to ______________

Commission file number of issuing entity: 333-145220-01
CITIBANK CREDIT CARD ISSUANCE TRUST*
(Issuing Entity in respect of the Notes)
(Exact name of issuing entity as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of issuing entity: 333-145220-02
CITIBANK CREDIT CARD MASTER TRUST I
(Issuing Entity in respect of the Collateral Certificate)
(Exact name of issuing entity as specified in its charter)

NEW YORK	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of sponsor and depositor: 333-145220
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes    No  [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes    No  [X].

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer
Accelerated filer
Non-accelerated filer  [X]  (Do not check if a smaller reporting company)
Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes                      No  [X].

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

NOT APPLICABLE

-----------------------------------------
*
In accordance with relevant regulations of the Securities and Exchange Commission, the depositor files annual and other reports concerning the Notes with the Commission on behalf of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I under the Central Index Key (CIK) number (0001108348) for Citibank Credit Card Issuance Trust.

PART I

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 1:	Business.
Item 1A:	Risk Factors.
Item 2:	Properties.
Item 3:	Legal Proceedings.
Item 4:	Submission of Matters to a Vote of Security Holders.

Item 1B. Unresolved Staff Comments.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory trust formed on September 12, 2000 (the "issuance trust") -- and its primary source of funds for the payment of principal of and interest on the notes – is a collateral certificate issued by Citibank Credit Card Master Trust I (the "master trust") to the issuance trust. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust's assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts. The master trust, therefore, may be considered a significant obligor in relation to the issuance trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the master trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

Item 1117 of Regulation AB: Legal proceedings.

Citibank (South Dakota), some of its affiliates, Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, originally brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to Citibank (South Dakota), the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs’ motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota). On March 9, 2005, the District Court granted in part and denied in part defendants’ motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the District Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of Citibank (South Dakota) and J.P. Morgan Chase & Co. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners' antitrust and TILA injunctive relief subclasses. In July 2006, without admitting any liability, all defendants, including the Citigroup defendants, agreed to settle the IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION for a total of $336 million, subject to court approval. The Citigroup defendants’ share of the settlement, which has been paid into an escrow account, was covered by existing reserves.  As part of the settlement, the class was expanded to include not only credit cardholders, but also debit cardholders.  The District Court preliminarily approved the settlement, and the final approval hearing is scheduled for March 31, 2008.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

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

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 10:	Directors, Executive Officers and Corporate Governance.
Item 11:	Executive Compensation.
Item 12:	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 13:	Certain Relationships and Related Transactions, and Director Independence.
Item 14:	Principal Accounting Fees and Services.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1119 of Regulation AB: Affiliations and certain relationships and related transactions.

Information required by Item 1119 of Regulation AB has been omitted from this report on Form 10-K in reliance on the Instruction to Item 1119.

Item 1122 of Regulation AB: Compliance with applicable servicing criteria.

Citibank (South Dakota), National Association, Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank (South Dakota), National Association, for itself and on behalf of its affiliate Citibank, N.A., and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an "Assessment Report") as of, and for the twelve months ended, December 31, 2007, which Assessment Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank (South Dakota), National Association and Deutsche Bank Trust Company Americas has provided an attestation report (each, an "Attestation Report") by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.  No Assessment Report or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Assessment Report as applicable to the related servicing participant.

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

Regulations of the SEC require that a servicing participant perform a "platform" level assessment for purposes of assessing servicing compliance. This means that the transactions covered in a report on an assessment of compliance should include asset-backed securities transactions involving such servicing participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a servicing participant may apply to define and further limit its platform.  For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 (the effective date of Regulation AB) and that were registered with the SEC pursuant to the Securities Act of 1933.  Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant's business model, the transactions in which it is involved and the range of activities performed in those transactions.

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

Item 1123 of Regulation AB: Servicer Compliance Statement.

Citibank (South Dakota), National Association has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I.  Citibank (South Dakota), National Association, has provided a statement of compliance relating to its servicing activities for the calendar year ended December 31, 2007, which has been signed by an authorized officer of Citibank (South Dakota), National Association, and is attached hereto as exhibit 35.1.

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

4.5.1
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2007 as identified below, incorporated by reference from the following exhibits of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.

2000-A3	4.1	2003-A11	4.23
2000-A3 Reopen	4.2	2004-A1	4.24
2001-A1	4.3	2004-A1 Reopen	4.25
2001-A1 Reopen	4.4	2004-A3	4.26
2001-A7	4.7	2004-A4	4.27
2002-A1	4.8	2004-A7	4.28
2002-A4	4.9	2004-A8	4.29
2002-A8	4.10	2005-A2	4.30
2002-A10	4.11	2005-A3	4.31
2002-A10 Reopen	4.12	2005-A3 Reopen	4.32
2003-A1	4.13	2005-A4	4.33
2003-A3	4.15	2005-A5	4.34
2003-A4	4.16	2005-A6	4.35
2003-A6	4.18	2005-A7	4.36
2003-A7	4.19	2005-A8	4.37
2003-A8	4.20	2005-A9	4.38
2003-A9	4.21	2005-A10	4.39
2003-A10	4.22

2001-B1	4.40	2004-B1 Reopen	4.45
2002-B1	4.42	2004-B2	4.46
2004-B1	4.44	2005-B1	4.47

2001-C1	4.48	2003-C4	4.58
2002-C1	4.50	2004-C1	4.59
2002-C1 Reopen	4.51	2005-C1	4.60
2002-C2	4.52	2005-C2	4.61
2002-C3	4.53	2005-C3	4.62
2003-C1	4.54	2005-C5	4.63
2003-C1 Reopen	4.55	2005-C6	4.64
2003-C3	4.57

Exhibit Number	Description

4.5.2
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2007, inclusive, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date

2006-A1	February 8, 2006	2007-A6	July 12, 2007
2006-A1 Reopen	March 6, 2006	2007-A7	August 27, 2007
2006-A1 2nd Reopen	May 8, 2006	2007-A7 Reopen	September 12, 2007
2006-A2	February 8, 2006	2007-A8	September 20, 2007
2006-A3	March 16, 2006	2007-A9	October 17, 2007
2006-A4	May 4, 2006	2007-A10	December 10, 2007
2006-A4 Reopen	May 26, 2006	2007-A11	December 10, 2007
2006-A5	May 23, 2006
2006-A6	June 1, 2006	2006-B1	March 8, 2006
2006-A7	October 20, 2006	2006-B2	March 8, 2006
2006-A8	December 19, 2006	2007-B1	April 2, 2007
2006-A8 Reopen	February 15, 2007	2007-B2	April 2, 2007
2007-A1	March 22, 2007	2007-B5	October 31, 2007
2007-A2	May 22, 2007	2007-B6	November 5, 2007
2007-A3	June 15, 2007
2007-A3 Reopen	August 15, 2007	2006-C1	February 27, 2006
2007-A4	June 15, 2007	2006-C2	May 12, 2006
2007-A4 Reopen	August 15, 2007	2006-C4	December 21, 2006
2007-A5	June 22, 2007

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank (South Dakota) for the calendar year ended December 31, 2007

(c)	Not Applicable.

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

By:   /s/ Douglas C. Morrison
------------------------------------------------
Douglas C. Morrison
Vice President and Chief Financial Officer
(senior officer in charge of securitization)

Dated:  March 28, 2008

Index to Exhibits

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

4.5.1
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2007 as identified below, incorporated by reference from the following exhibits of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.

2000-A3	4.1	2003-A11	4.23
2000-A3 Reopen	4.2	2004-A1	4.24
2001-A1	4.3	2004-A1 Reopen	4.25
2001-A1 Reopen	4.4	2004-A3	4.26
2001-A7	4.7	2004-A4	4.27
2002-A1	4.8	2004-A7	4.28
2002-A4	4.9	2004-A8	4.29
2002-A8	4.10	2005-A2	4.30
2002-A10	4.11	2005-A3	4.31
2002-A10 Reopen	4.12	2005-A3 Reopen	4.32
2003-A1	4.13	2005-A4	4.33
2003-A3	4.15	2005-A5	4.34
2003-A4	4.16	2005-A6	4.35
2003-A6	4.18	2005-A7	4.36
2003-A7	4.19	2005-A8	4.37
2003-A8	4.20	2005-A9	4.38
2003-A9	4.21	2005-A10	4.39
2003-A10	4.22

2001-B1	4.40	2004-B1 Reopen	4.45
2002-B1	4.42	2004-B2	4.46
2004-B1	4.44	2005-B1	4.47

2001-C1	4.48	2003-C4	4.58
2002-C1	4.50	2004-C1	4.59
2002-C1 Reopen	4.51	2005-C1	4.60
2002-C2	4.52	2005-C2	4.61
2002-C3	4.53	2005-C3	4.62
2003-C1	4.54	2005-C5	4.63
2003-C1 Reopen	4.55	2005-C6	4.64
2003-C3	4.57

Exhibit Number	Description

4.5.2
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2007, inclusive, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date

2006-A1	February 8, 2006	2007-A6	July 12, 2007
2006-A1 Reopen	March 6, 2006	2007-A7	August 27, 2007
2006-A1 2nd Reopen	May 8, 2006	2007-A7 Reopen	September 12, 2007
2006-A2	February 8, 2006	2007-A8	September 20, 2007
2006-A3	March 16, 2006	2007-A9	October 17, 2007
2006-A4	May 4, 2006	2007-A10	December 10, 2007
2006-A4 Reopen	May 26, 2006	2007-A11	December 10, 2007
2006-A5	May 23, 2006
2006-A6	June 1, 2006	2006-B1	March 8, 2006
2006-A7	October 20, 2006	2006-B2	March 8, 2006
2006-A8	December 19, 2006	2007-B1	April 2, 2007
2006-A8 Reopen	February 15, 2007	2007-B2	April 2, 2007
2007-A1	March 22, 2007	2007-B5	October 31, 2007
2007-A2	May 22, 2007	2007-B6	November 5, 2007
2007-A3	June 15, 2007
2007-A3 Reopen	August 15, 2007	2006-C1	February 27, 2006
2007-A4	June 15, 2007	2006-C2	May 12, 2006
2007-A4 Reopen	August 15, 2007	2006-C4	December 21, 2006
2007-A5	June 22, 2007

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank (South Dakota) for the calendar year ended December 31, 2007