Form 10-K
period 2008-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST
filed 2009-03-26
CIK 1108348

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Item 1117 of Regulation AB: Legal proceedings.

Citibank (South Dakota), National Association, certain of its affiliates, Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York, which seeks unspecified damages and injunctive relief. The action, originally brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to Citibank (South Dakota), the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs’ motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota). On March 9, 2005, the District Court granted in part and denied in part defendants’ motions for reconsideration of certain aspects of the October 15, 2004 rulings. Among other things, the District Court narrowed the antitrust classes to certain VISA-branded or MasterCard-branded cardholders of Citibank (South Dakota) and J.P. Morgan Chase & Co. On December 7, 2005, the District Court certified a Diners Club damages subclass, as well as Diners' antitrust and TILA injunctive relief subclasses. In July 2006, without admitting any liability, all defendants, including the Citigroup defendants, agreed to settle the IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION for a total of $336 million, subject to court approval. The Citigroup defendants’ share of the settlement, which has been paid into an escrow account, was covered by existing reserves.  As part of the settlement, the class was expanded to include not only credit cardholders, but also debit cardholders.  The District Court held a final approval hearing on March 31, 2008.  The Court requested certain additional data submissions from plaintiffs, indicated that it would likely hold an additional hearing regarding an algorithm proposed for use in allocating settlement proceeds to certain claimants, and deferred ruling on all pending matters.

Citigroup Inc. and certain of its subsidiaries, together with Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated, MasterCard Incorporated and various other banks, are defendants in actions filed on behalf of a putative class of retail merchants that accept Visa and MasterCard payment cards. The first of these actions was filed in June 2005, and the lawsuits were subsequently consolidated for pretrial proceedings, together with related lawsuits brought by individual plaintiffs against Visa and MasterCard, in the United States District Court for the Eastern District of New York under the caption In re Payment Card Interchange Fee and Merchant Discount Litigation. On April 24, 2006, the putative class plaintiffs filed a First Consolidated and Amended Class Action Complaint ("Consolidated Complaint").  The Consolidated Complaint alleges, among other things, that the defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and off-line debit card transactions, in violation of Section 1 of the Sherman Act and a California statute. The complaint also alleges additional federal antitrust violations by the defendants of Section 1 and Section 2 of the Sherman Act, including alleged unlawful contracts in restraint of trade pertaining to various rules governing merchant conduct maintained by Visa or MasterCard and alleged unlawful maintenance of monopoly power by Visa and its member banks. The District Court granted the defendants' motion to dismiss all claims for damages that pre-date January 1, 2004. On May 22, 2006, the putative class plaintiffs filed a supplemental complaint against MasterCard and certain other bank defendants, including Citigroup Inc. and certain of its subsidiaries, alleging that MasterCard's initial public offering ("IPO") in 2006 violated Section 7 of the Clayton Act and Section 1 of the Sherman Act. The supplemental complaint also alleged that the MasterCard IPO was a fraudulent conveyance under New York state law. The defendants to the supplemental complaint filed a motion to dismiss its claims, which the District Court granted, with leave to amend.  On January 29, 2009, plaintiffs filed an amended supplemental complaint challenging MasterCard's IPO, and also filed (1) a supplemental complaint challenging Visa's IPO on similar grounds, and (2) a second amended consolidated complaint, adding claims related to (a) alleged continuing violations of the antitrust laws by all defendants after the Visa and MasterCard IPOs, (b) PIN debit transactions on the Visa network and (c) alleged unlawful maintenance of monopoly power by MasterCard and its member banks.  Plaintiffs' motion for class certification, filed on May 8, 2008, remains pending.

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

Citibank (South Dakota), National Association, Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank (South Dakota), National Association, for itself and on behalf of its affiliate Citibank, N.A., and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an "Assessment Report") as of, and for the twelve months ended, December 31, 2008, which Assessment Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank (South Dakota), National Association and Deutsche Bank Trust Company Americas has provided an attestation report (each, an "Attestation Report") by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.

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

Except as disclosed below, no Assessment Report or related Attestation Report has identified (i) any material instance of noncompliance with the servicing criteria identified in such Assessment Report as applicable to the related servicing participant or (ii) any material deficiency in such servicing participant's policies and procedures to monitor third party compliance.

Exception:  The Assessment Report of Deutsche Bank Trust Company Americas and the related Attestation Report prepared by KPMG LLP have identified material noncompliance with one servicing criterion applicable to Deutsche Bank with respect to its platform. Specifically, with regard to servicing criterion 1122(d)(1)(i) (which contemplates that policies and procedures are instituted to monitor any performance or other triggers and events of default in accordance with the transaction agreements), such policies and procedures were not instituted to monitor certain events of default in that notification of an event of default was not provided to the affected certificateholders within the timeframe required by the transaction agreements.

Representatives of Deutsche Bank have advised Citibank (South Dakota), National Association that Deutsche Bank believes its policies and procedures are adequate and effective to monitor performance or other triggers and events of default.  The representatives also indicated that the occurrences giving rise to the exception in Deutsche Bank's Assessment Report were two in number, and that Deutsche Bank was aware of the underlying events of default and promptly evaluated appropriate courses of action.  Nevertheless, in those two instances notice was not provided to the affected certificateholders within the timeframe required by the related transaction agreements.  We have not independently verified the accuracy of such assertions or the adequacy of Deutsche Bank's policies and procedures.

The noncompliance by Deutsche Bank with respect to criterion 1122(d)(1)(i) did not pertain to any Citibank Credit Card Issuance Trust transaction.

Deutsche Bank is not required to monitor performance or other triggers and events of default for Citibank Credit Card Issuance Trust's transactions, but is required to notify affected noteholders of certain defaults known to it within timeframes required by the relevant transaction agreements.

Platform-Level Reports:  Regulations of the SEC require that a servicing participant perform a "platform" level assessment for purposes of assessing servicing compliance. This means that the transactions covered in a report on an assessment of compliance should include asset-backed securities transactions involving such servicing participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a servicing participant may apply to define and further limit its platform.  For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 (the effective date of Regulation AB) and that were registered with the SEC pursuant to the Securities Act of 1933.  Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant's business model, the transactions in which it is involved and the range of activities performed in those transactions.

The platform defined by Deutsche Bank Trust Company Americas in its Assessment Report attached as an exhibit to this Form 10-K includes transactions in addition to those conducted by Citibank Credit Card Issuance Trust, and the range of activities performed by Deutsche Bank in those other transactions is broader than the range of activities it performs in the Citibank Credit Card Issuance Trust transactions.  Accordingly, the servicing criteria addressed by Deutsche Bank in its Assessment Report include criteria in addition to the criterion applicable specifically to the Citibank Credit Card Issuance Trust transactions.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Citibank (South Dakota), National Association has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I.  Citibank (South Dakota), National Association, has provided a statement of compliance relating to its servicing activities for the calendar year ended December 31, 2008, which has been signed by an authorized officer of Citibank (South Dakota), National Association, and is attached hereto as exhibit 35.1.

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

4.5.1
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2008 as identified below, incorporated by reference from the following exhibits of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.

2001-A1	4.3	2004-A3	4.26
2001-A1 Reopen	4.4	2004-A7	4.28
2001-A7	4.7	2004-A8	4.29
2002-A4	4.9	2005-A2	4.30
2002-A8	4.10	2005-A3	4.31
2002-A10	4.11	2005-A3 Reopen	4.32
2002-A10 Reopen	4.12	2005-A4	4.33
2003-A1	4.13	2005-A5	4.34
2003-A3	4.15	2005-A6	4.35
2003-A6	4.18	2005-A7	4.36
2003-A7	4.19	2005-A8	4.37
2003-A8	4.20	2005-A9	4.38
2003-A9	4.21	2005-A10	4.39
2003-A10	4.22

2001-B1	4.40	2004-B2	4.46
2004-B1	4.44	2005-B1	4.47
2004-B1 Reopen	4.45

2001-C1	4.48	2004-C1	4.59
2002-C2	4.52	2005-C1	4.60
2003-C1	4.54	2005-C2	4.61
2003-C1 Reopen	4.55	2005-C3	4.62
2003-C3	4.57	2005-C5	4.63
2003-C4	4.58	2005-C6	4.64

Exhibit Number	Description

4.5.2
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2008, inclusive, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date

2006-A1	February 8, 2006	2007-A9	October 17, 2007
2006-A1 Reopen	March 6, 2006	2007-A10	December 10, 2007
2006-A1 2nd Reopen	May 8, 2006	2007-A11	December 10, 2007
2006-A2	February 8, 2006	2007-A11 Reopen	January 10, 2008
2006-A3	March 16, 2006	2008-A1	February 7, 2008
2006-A4	May 4, 2006	2008-A2	February 8, 2008
2006-A4 Reopen	May 26, 2006	2008-A2 Reopen	February 25, 2008
2006-A5	May 23, 2006	2008-A3	March 18, 2008
2006-A6	June 1, 2006	2008-A5	April 22, 2008
2006-A7	October 20, 2006	2008-A6	May 20, 2008
2006-A8	December 19, 2006	2008-A7	May 20, 2008
2006-A8 Reopen	February 15, 2007
2007-A1	March 22, 2007	2006-B1	March 8, 2006
2007-A2	May 22, 2007	2006-B2	March 8, 2006
2007-A3	June 15, 2007	2007-B1	April 2, 2007
2007-A3 Reopen	August 15, 2007	2007-B2	April 2, 2007
2007-A4	June 15, 2007	2007-B5	October 31, 2007
2007-A4 Reopen	August 15, 2007	2007-B6	November 5, 2007
2007-A5	June 22, 2007
2007-A6	July 12, 2007	2006-C1	February 27, 2006
2007-A7	August 27, 2007	2006-C2	May 12, 2006
2007-A7 Reopen	September 12, 2007	2006-C4	December 21, 2006
2007-A8	September 20, 2007	2008-C6	June 25, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank (South Dakota) for the calendar year ended December 31, 2008

(c)	Not Applicable.

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

Dated:  March 26, 2009

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

4.5.1
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2008 as identified below, incorporated by reference from the following exhibits of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.

2001-A1	4.3	2004-A3	4.26
2001-A1 Reopen	4.4	2004-A7	4.28
2001-A7	4.7	2004-A8	4.29
2002-A4	4.9	2005-A2	4.30
2002-A8	4.10	2005-A3	4.31
2002-A10	4.11	2005-A3 Reopen	4.32
2002-A10 Reopen	4.12	2005-A4	4.33
2003-A1	4.13	2005-A5	4.34
2003-A3	4.15	2005-A6	4.35
2003-A6	4.18	2005-A7	4.36
2003-A7	4.19	2005-A8	4.37
2003-A8	4.20	2005-A9	4.38
2003-A9	4.21	2005-A10	4.39
2003-A10	4.22

2001-B1	4.40	2004-B2	4.46
2004-B1	4.44	2005-B1	4.47
2004-B1 Reopen	4.45

2001-C1	4.48	2004-C1	4.59
2002-C2	4.52	2005-C1	4.60
2003-C1	4.54	2005-C2	4.61
2003-C1 Reopen	4.55	2005-C3	4.62
2003-C3	4.57	2005-C5	4.63
2003-C4	4.58	2005-C6	4.64

Exhibit Number	Description

4.5.2
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2008, inclusive, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date

2006-A1	February 8, 2006	2007-A9	October 17, 2007
2006-A1 Reopen	March 6, 2006	2007-A10	December 10, 2007
2006-A1 2nd Reopen	May 8, 2006	2007-A11	December 10, 2007
2006-A2	February 8, 2006	2007-A11 Reopen	January 10, 2008
2006-A3	March 16, 2006	2008-A1	February 7, 2008
2006-A4	May 4, 2006	2008-A2	February 8, 2008
2006-A4 Reopen	May 26, 2006	2008-A2 Reopen	February 25, 2008
2006-A5	May 23, 2006	2008-A3	March 18, 2008
2006-A6	June 1, 2006	2008-A5	April 22, 2008
2006-A7	October 20, 2006	2008-A6	May 20, 2008
2006-A8	December 19, 2006	2008-A7	May 20, 2008
2006-A8 Reopen	February 15, 2007
2007-A1	March 22, 2007	2006-B1	March 8, 2006
2007-A2	May 22, 2007	2006-B2	March 8, 2006
2007-A3	June 15, 2007	2007-B1	April 2, 2007
2007-A3 Reopen	August 15, 2007	2007-B2	April 2, 2007
2007-A4	June 15, 2007	2007-B5	October 31, 2007
2007-A4 Reopen	August 15, 2007	2007-B6	November 5, 2007
2007-A5	June 22, 2007
2007-A6	July 12, 2007	2006-C1	February 27, 2006
2007-A7	August 27, 2007	2006-C2	May 12, 2006
2007-A7 Reopen	September 12, 2007	2006-C4	December 21, 2006
2007-A8	September 20, 2007	2008-C6	June 25, 2008

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank (South Dakota) for the calendar year ended December 31, 2008