Form 10-K
period 2009-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST
filed 2010-03-25
CIK 1108348

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YesNo  [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  YesNo  [X].

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]    No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]    No

[Rule 405 of Regulation S-T is not applicable.]

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

Item 1117 of Regulation AB: Legal proceedings.

Citibank (South Dakota), National Association, certain of its affiliates, Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated and other banks are defendants in a consolidated class action lawsuit (IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION) pending in the U.S. District Court for the Southern District of New York. The action, originally brought on behalf of certain United States holders of VISA, MasterCard and Diners Club branded general purpose credit cards who used those cards since March 1, 1997 for foreign currency transactions, asserts, among other things, claims for alleged violations of (i) Section 1 of the Sherman Act, (ii) the Federal Truth-in-Lending Act (TILA), and (iii) as to Citibank (South Dakota), the South Dakota Deceptive Trade Practices Act. On October 15, 2004, the District Court granted the plaintiffs’ motion for class certification of their Sherman Act and TILA claims but denied the motion as to the South Dakota Deceptive Trade Practices Act claim against Citibank (South Dakota). In July 2006, without admitting any liability, all defendants, including the Citigroup defendants, agreed to settle the IN RE CURRENCY CONVERSION FEE ANTITRUST LITIGATION for a total of $336 million, subject to court approval. The Citigroup defendants’ share of the settlement, which has been paid into an escrow account, was covered by existing reserves.  As part of the settlement, the class was expanded to include not only credit cardholders, but also debit cardholders.  On October 22, 2009, the District Court granted final approval of the settlement. Judgment was entered on November 3, 2009. Appeals have been filed.

Beginning in 2005, several putative class actions were filed against Citigroup Inc. and certain of its subsidiaries, together with Visa U.S.A. Inc., Visa International Service Association, MasterCard International Incorporated, MasterCard Incorporated and other banks and their affiliates, in various federal district courts. These actions were consolidated with other related cases in the Eastern District of New York and captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION. The plaintiffs in the consolidated class action are merchants that accept Visa and MasterCard branded payment cards as well as membership associations that claim to represent certain groups of merchants. The pending complaint alleges, among other things, that the defendants (including the Citigroup defendants) have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions in violation of Section 1 of the Sherman Act and a California statute. The complaint also alleges additional Sherman Act and California law violations, including alleged unlawful maintenance of monopoly power and alleged unlawful contracts in restraint of trade pertaining to various Visa and MasterCard rules governing merchant conduct (including rules allegedly affecting merchants’ ability, at the point of sale, to surcharge payment card transactions or steer customers to particular payment cards). In addition, supplemental complaints filed against the defendants in the class action allege that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.  In addition to injunctive relief, the plaintiffs seek joint and several liability for treble the amount of damages, including all interchange fees paid to all Visa and MasterCard members with respect to Visa and MasterCard transactions in the U.S. since at least January 1, 2004.  The defendants’ motions to dismiss the pending class action complaint and the supplemental complaints are pending. Also pending is the plaintiffs’ motion to certify nationwide classes consisting of all U.S. merchants. Discovery has closed, with the exception of expert discovery.

PART II

The following Items have been omitted in accordance with General Instruction J to Form 10–K:

Item 5:	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6:	Selected Financial Data.
Item 7:	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A:	Quantitative and Qualitative Disclosures about Market Risk.
Item 8:	Financial Statements and Supplementary Data.
Item 9:	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Item 9A/9A(T):	Controls and Procedures.

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

Citibank (South Dakota), National Association, Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank (South Dakota), National Association, for itself and on behalf of its affiliate Citibank, N.A., and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an "Assessment Report") as of, and for the twelve months ended, December 31, 2009, which Assessment Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank (South Dakota), National Association and Deutsche Bank Trust Company Americas has provided an attestation report (each, an "Attestation Report") by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.

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

Item 1123 of Regulation AB: Servicer Compliance Statement.

Citibank (South Dakota), National Association has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I.  Citibank (South Dakota), National Association, has provided a statement of compliance relating to its servicing activities for the calendar year ended December 31, 2009, which has been signed by an authorized officer of Citibank (South Dakota), National Association, and is attached hereto as exhibit 35.1.

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

4.2.3
Amendment No. 2 dated as of May 1, 2009 to Series Supplement to the Pooling and Servicing Agreement relating to the Collateral Certificate, dated as of September 26, 2000, incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

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

4.5.1
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2009 as identified below, incorporated by reference from the following exhibits of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.

2001-A7	4.7	2005-A2	4.30
2002-A4	4.9	2005-A3	4.31
2002-A8	4.10	2005-A3 Reopen	4.32
2002-A10	4.11	2005-A4	4.33
2002-A10 Reopen	4.12	2005-A5	4.34
2003-A7	4.19	2005-A6	4.35
2003-A10	4.22	2005-A7	4.36
2004-A3	4.26	2005-A8	4.37
2004-A7	4.28	2005-A9	4.38
2004-A8	4.29

2004-B1	4.44	2004-B2	4.46
2004-B1 Reopen	4.45

2002-C2	4.52	2005-C2	4.61
2003-C4	4.58	2005-C3	4.62
2004-C1	4.59	2005-C6	4.64
2005-C1	4.60

Exhibit Number	Description

4.5.2
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2009, inclusive, and outstanding during 2009, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date

2006-A1	February 8, 2006	2007-A11 Reopen	January 10, 2008
2006-A1 Reopen	March 6, 2006	2008-A1	February 7, 2008
2006-A1 2nd Reopen	May 8, 2006	2008-A2	February 8, 2008
2006-A2	February 8, 2006	2008-A2 Reopen	February 25, 2008
2006-A3	March 16, 2006	2008-A3	March 18, 2008
2006-A4	May 4, 2006	2008-A5	April 22, 2008
2006-A4 Reopen	May 26, 2006	2008-A6	May 20, 2008
2006-A5	May 23, 2006	2008-A7	May 20, 2008
2006-A6	June 1, 2006	2009-A1	March 25, 2009
2006-A7	October 20, 2006	2009-A2	June 9, 2009
2006-A8	December 19, 2006	2009-A3	June 25, 2009
2006-A8 Reopen	February 15, 2007	2009-A4	June 25, 2009
2007-A1	March 22, 2007	2009-A5	December 23, 2009
2007-A2	May 22, 2007
2007-A3	June 15, 2007	2006-B1	March 8, 2006
2007-A3 Reopen	August 15, 2007	2006-B2	March 8, 2006
2007-A4	June 15, 2007	2007-B1	April 2, 2007
2007-A4 Reopen	August 15, 2007	2007-B2	April 2, 2007
2007-A5	June 22, 2007	2007-B5	October 31, 2007
2007-A6	July 12, 2007	2007-B6	November 5, 2007
2007-A7	August 27, 2007
2007-A7 Reopen	September 12, 2007	2006-C1	February 27, 2006
2007-A8	September 20, 2007	2006-C2	May 12, 2006
2007-A9	October 17, 2007	2006-C4	December 21, 2006
2007-A10	December 10, 2007	2008-C6	June 25, 2008
2007-A11	December 10, 2007

4.5.3
Amendment No. 1 dated as of May 1, 2009 to Terms Document dated March 25, 2009 relating to the Citiseries Class 2009-A1 Notes, incorporated by reference from Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank (South Dakota) for the calendar year ended December 31, 2009
99.1
Series 2009 Supplement dated as of May 1, 2009 to the Amended and Restated Pooling and Servicing Agreement dated as of October 5, 2001 (including the form of Series 2009 Certificate), incorporated by reference from Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

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

Dated:  March 25, 2010

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

4.2.3
Amendment No. 2 dated as of May 1, 2009 to Series Supplement to the Pooling and Servicing Agreement relating to the Collateral Certificate, dated as of September 26, 2000, incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

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

4.5.1
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2009 as identified below, incorporated by reference from the following exhibits of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.

2001-A7	4.7	2005-A2	4.30
2002-A4	4.9	2005-A3	4.31
2002-A8	4.10	2005-A3 Reopen	4.32
2002-A10	4.11	2005-A4	4.33
2002-A10 Reopen	4.12	2005-A5	4.34
2003-A7	4.19	2005-A6	4.35
2003-A10	4.22	2005-A7	4.36
2004-A3	4.26	2005-A8	4.37
2004-A7	4.28	2005-A9	4.38
2004-A8	4.29

2004-B1	4.44	2004-B2	4.46
2004-B1 Reopen	4.45

2002-C2	4.52	2005-C2	4.61
2003-C4	4.58	2005-C3	4.62
2004-C1	4.59	2005-C6	4.64
2005-C1	4.60

Exhibit Number	Description

4.5.2
Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2009, inclusive, and outstanding during 2009, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date

2006-A1	February 8, 2006	2007-A11 Reopen	January 10, 2008
2006-A1 Reopen	March 6, 2006	2008-A1	February 7, 2008
2006-A1 2nd Reopen	May 8, 2006	2008-A2	February 8, 2008
2006-A2	February 8, 2006	2008-A2 Reopen	February 25, 2008
2006-A3	March 16, 2006	2008-A3	March 18, 2008
2006-A4	May 4, 2006	2008-A5	April 22, 2008
2006-A4 Reopen	May 26, 2006	2008-A6	May 20, 2008
2006-A5	May 23, 2006	2008-A7	May 20, 2008
2006-A6	June 1, 2006	2009-A1	March 25, 2009
2006-A7	October 20, 2006	2009-A2	June 9, 2009
2006-A8	December 19, 2006	2009-A3	June 25, 2009
2006-A8 Reopen	February 15, 2007	2009-A4	June 25, 2009
2007-A1	March 22, 2007	2009-A5	December 23, 2009
2007-A2	May 22, 2007
2007-A3	June 15, 2007	2006-B1	March 8, 2006
2007-A3 Reopen	August 15, 2007	2006-B2	March 8, 2006
2007-A4	June 15, 2007	2007-B1	April 2, 2007
2007-A4 Reopen	August 15, 2007	2007-B2	April 2, 2007
2007-A5	June 22, 2007	2007-B5	October 31, 2007
2007-A6	July 12, 2007	2007-B6	November 5, 2007
2007-A7	August 27, 2007
2007-A7 Reopen	September 12, 2007	2006-C1	February 27, 2006
2007-A8	September 20, 2007	2006-C2	May 12, 2006
2007-A9	October 17, 2007	2006-C4	December 21, 2006
2007-A10	December 10, 2007	2008-C6	June 25, 2008
2007-A11	December 10, 2007

4.5.3
Amendment No. 1 dated as of May 1, 2009 to Terms Document dated March 25, 2009 relating to the Citiseries Class 2009-A1 Notes, incorporated by reference from Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank (South Dakota)
34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank (South Dakota) for the calendar year ended December 31, 2009
99.1
Series 2009 Supplement dated as of May 1, 2009 to the Amended and Restated Pooling and Servicing Agreement dated as of October 5, 2001 (including the form of Series 2009 Certificate), incorporated by reference from Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.