Form 10-K
period 2013-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST; Citibank, N.A., as depositor of Citibank Credit Card Issuance Trust; CITIBANK CREDIT CARD MASTER TRUST I
filed 2014-03-28
CIK 1108348, 1522616, 921864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number of issuing entity: 333-171055-01

CITIBANK CREDIT CARD ISSUANCE TRUST*

(Issuing Entity in respect of the Notes)

(Exact name of issuing entity as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of issuing entity: 333-171055-02

CITIBANK CREDIT CARD MASTER TRUST I

(Issuing Entity in respect of the Collateral Certificate)

(Exact name of issuing entity as specified in its charter)

NEW YORK	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of sponsor and depositor: 333-171055-03

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

[Rule 405 of Regulation S-T is not applicable.]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

[Item 405 of Regulation S-K is not applicable.]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory trust formed on September 12, 2000 (the “issuance trust”) — and its primary source of funds for the payment of principal of and interest on the notes — is a collateral certificate issued by Citibank Credit Card Master Trust I (the “master trust”) to the issuance trust. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust’s assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts. The master trust, therefore, may be considered a significant obligor in relation to the issuance trust. Pursuant to Instruction 3.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the master trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

Item 1117 of Regulation AB: Legal proceedings.

Beginning in 2005, several putative class actions were filed against Citigroup Inc. and certain of its subsidiaries, including Citibank, N.A. (collectively Citigroup), together with Visa, MasterCard and other banks and their affiliates, in various federal district courts and consolidated with other related cases in a multi-district litigation proceeding before Judge Gleeson in the United States District Court for the Eastern District of New York. This proceeding is captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION.

The plaintiffs, merchants that accept Visa- and MasterCard-branded payment cards as well as membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Plaintiffs seek, on behalf of classes of U.S. merchants, treble damages, including all interchange fees paid to all Visa and MasterCard members with respect to Visa and MasterCard transactions in the U.S. since at least January 1, 2004, as well as injunctive relief. Supplemental complaints have also been filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.

On July 13, 2012, all parties to the putative class actions, including Citigroup, entered into a Memorandum of Understanding (MOU) setting forth the material terms of a class settlement. The class settlement contemplated by the MOU provides for, among other things, a total payment by all defendants to the class of $6.05 billion; a rebate to merchants participating in the damages class settlement of 10 basis points on interchange collected for a period of eight months by the Visa and MasterCard networks; changes to certain network rules that would permit merchants to surcharge some payment card transactions subject to certain limitations and conditions, including disclosure to consumers at the point of sale; and broad releases in favor of the defendants. Subsequently, all defendants and certain of the plaintiffs who had entered into the MOU executed a settlement agreement consistent with the terms of the MOU.

Visa and MasterCard have also entered into a settlement agreement with merchants that filed individual, non-class actions. While Citigroup is not a party to the individual merchant non-class settlement agreement, it is contributing to that settlement, and the agreement provides for a release of claims against Citigroup.

On November 27, 2012, the court entered an order granting preliminary approval of the proposed class settlements and provisionally certified two classes for settlement purposes only. The court held a hearing on September 12, 2013 to consider whether the class settlements should be finally approved. On December 13, 2013, the court entered an order granting final approval to the class settlement, and on January 14, 2014, the court entered a final judgment. Additional information concerning these consolidated actions is publicly available in court filings under the docket numberMDL 05-1720 (E.D.N.Y.) (Gleeson, J.). A number of objectors have filed an appeal of the final approval order with the Second Circuit Court of Appeals.

Numerous merchants, including large national merchants, have requested exclusion (opted out) from the class settlements, and some of those opting out have filed complaints against Visa, MasterCard, and in some instances one or more issuing banks. Two of these suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL., and SPEEDY STOP FOOD STORES, LLC, ET AL. v. VISA INC., ET AL., name Citigroup as a defendant. Additional information concerning these actions is publicly available in court filings under docket numbers 1:13-CV-04442 (S.D.N.Y.) (Hellerstein, J.) and 13-10-75377A (Tex. D. Ct).

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

Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function during the year ended December 31, 2013 with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank, N.A. and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an “Assessment Report”) as of, and for the year ended, December 31, 2013, which Assessment

Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank, N.A. and Deutsche Bank Trust Company Americas has provided an attestation report (each, an “Attestation Report”) by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.

No Assessment Report or related Attestation Report has identified any material instance of noncompliance with the servicing criteria identified in such Assessment Report as applicable to the related servicing participant.

Platform-Level Reports: Regulations of the SEC require that a servicing participant perform a “platform” level assessment for purposes of assessing servicing compliance. This means that the transactions covered in a report on an assessment of compliance should include asset-backed securities transactions involving such servicing participant that are backed by the same asset type. Further guidance from the SEC staff identifies additional parameters which a servicing participant may apply to define and further limit its platform. For example, a servicing participant may define its platform to include only transactions that were completed on or after January 1, 2006 (the effective date of Regulation AB) and that were registered with the SEC pursuant to the Securities Act of 1933. Each servicing participant is responsible for defining its own platform, and each platform will naturally differ based on various factors, including the servicing participant’s business model, the transactions in which it is involved and the range of activities performed in those transactions.

The platform defined by Deutsche Bank Trust Company Americas in its Assessment Report attached as an exhibit to this Form 10-K includes transactions in addition to those conducted by Citibank Credit Card Issuance Trust, and the range of activities performed by Deutsche Bank in those other transactions is broader than the range of activities it performs in the Citibank Credit Card Issuance Trust transactions. Accordingly, the servicing criteria addressed by Deutsche Bank in its Assessment Report include criteria in addition to the criteria applicable specifically to the Citibank Credit Card Issuance Trust transactions.

Item 1123 of Regulation AB: Servicer Compliance Statement.

Citibank, N.A. has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Citibank, N.A. has provided a statement of compliance relating to servicing activities for the year ended December 31, 2013, which has been signed by an authorized officer of Citibank, N.A. and is attached hereto as exhibit 35.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b) Exhibits

Exhibit Number	Description

4.1	Amended and Restated Indenture for the Notes dated as of August 9, 2011, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.2	Second Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of August 9, 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

Exhibit Number	Description

4.5.1	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2013 as identified below, incorporated by reference from the following exhibits of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.
2002-A4	4.9	2005-A2	4.30
2003-A7	4.19	2005-A5	4.34
2003-A10	4.22	2005-A9	4.38
2004-A8	4.29
2003-C4	4.58	2005-C2	4.61
2005-C1	4.60

Exhibit Number	Description

4.5.2	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2013, inclusive, and outstanding during 2013, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K or 8-K/A filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A1	February 8, 2006	2008-A7	May 20, 2008
2006-A1 Reopen	March 6, 2006	2009-A4	June 25, 2009
2006-A1 2nd Reopen	May 8, 2006	2012-A1	October 4, 2012
2006-A3	March 16, 2006	2013-A1	May 6, 2013
2006-A7	October 20, 2006	2013-A2	May 30, 2013
2006-A8	December 19, 2006	2013-A3	August 8, 2013
2006-A8 Reopen	February 15, 2007	2013-A4	August 8, 2013
2007-A3	June 15, 2007	2013-A5	August 13, 2013
2007-A3 Reopen	August 15, 2007	2013-A6	September 20, 2013
2007-A4	June 15, 2007	2013-A7	September 23, 2013
2007-A4 Reopen	August 15, 2007	2013-A8	September 23, 2013
2007-A8	September 20, 2007	2013-A9	September 23, 2013
2007-A9	October 17, 2007	2013-A10	November 6, 2013
2007-A11	December 10, 2007	2013-A11	November 6, 2013
2007-A11 Reopen	January 10, 2008	2013-A7 Reopen	November 21, 2013
2008-A1	February 7, 2008	2013-A7 2nd Reopen	December 17, 2013
2008-A2	February 8, 2008	2013-A6 Reopen	December 17, 2013
2008-A2 Reopen	February 25, 2008	2013-A12	December 18, 2013
2008-A5	April 22, 2008	2006-C1	February 27, 2006
2008-A6	May 20, 2008

4.5.3	Amendment No. 1 dated as of May 1, 2009 to Terms Document dated March 25, 2009 relating to the Citiseries Class 2009-A1 Notes, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2013.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIBANK, N.A., as Depositor of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I

By:	/s/ Douglas C. Morrison
Douglas C. Morrison Vice President (senior officer in charge of securitization of the depositor)

Dated: March 28, 2014

Index to Exhibits

Exhibit Number	Description

4.1	Amended and Restated Indenture for the Notes dated as of August 9, 2011, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.2	Second Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of August 9, 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.5.1	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2013 as identified below, incorporated by reference from the following exhibits of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.
2002-A4	4.9	2005-A2	4.30
2003-A7	4.19	2005-A5	4.34
2003-A10	4.22	2005-A9	4.38
2004-A8	4.29
2003-C4	4.58	2005-C2	4.61
2005-C1	4.60

Exhibit Number	Description

4.5.2	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2013, inclusive, and outstanding during 2013, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A1	February 8, 2006	2008-A7	May 20, 2008
2006-A1 Reopen	March 6, 2006	2009-A4	June 25, 2009
2006-A1 2nd Reopen	May 8, 2006	2012-A1	October 4, 2012
2006-A3	March 16, 2006	2013-A1	May 6, 2013
2006-A7	October 20, 2006	2013-A2	May 30, 2013
2006-A8	December 19, 2006	2013-A3	August 8, 2013
2006-A8 Reopen	February 15, 2007	2013-A4	August 8, 2013
2007-A3	June 15, 2007	2013-A5	August 13, 2013
2007-A3 Reopen	August 15, 2007	2013-A6	September 20, 2013
2007-A4	June 15, 2007	2013-A7	September 23, 2013
2007-A4 Reopen	August 15, 2007	2013-A8	September 23, 2013
2007-A8	September 20, 2007	2013-A9	September 23, 2013
2007-A9	October 17, 2007	2013-A10	November 6, 2013
2007-A11	December 10, 2007	2013-A11	November 6, 2013
2007-A11 Reopen	January 10, 2008	2013-A7 Reopen	November 21, 2013
2008-A1	February 7, 2008	2013-A7 2nd Reopen	December 17, 2013
2008-A2	February 8, 2008	2013-A6 Reopen	December 17, 2013
2008-A2 Reopen	February 25, 2008	2013-A12	December 18, 2013
2008-A5	April 22, 2008	2006-C1	February 27, 2006
2008-A6	May 20, 2008

4.5.3	Amendment No. 1 dated as of May 1, 2009 to Terms Document dated March 25, 2009 relating to the Citiseries Class 2009-A1 Notes, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2009.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2013.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.