Form 10-K
period 2014-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST; CITIBANK CREDIT CARD MASTER TRUST I
filed 2015-03-27
CIK 1108348, 921864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Item 1117 of Regulation AB: Legal proceedings.

Beginning in 2005, several putative class actions were filed against Citigroup Inc. and certain of its subsidiaries, including Citibank, N.A. (collectively Citigroup), together with Visa, MasterCard and other banks and their affiliates, in various federal district courts and consolidated with other related cases in a multi-district litigation proceeding before Judge Gleeson in the United States District Court for the Eastern District of New York (Interchange MDL). This proceeding is captioned IN RE PAYMENT CARD INTERCHANGE FEE AND MERCHANT DISCOUNT ANTITRUST LITIGATION.

The plaintiffs, merchants that accept Visa- and MasterCard-branded payment cards as well as membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Supplemental complaints also have been filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.

On January 14, 2014, the court entered a final judgment approving the terms of a class settlement providing for, among other things, a total payment to the class of $6.05 billion; a rebate to merchants participating in the damages class settlement of 10 basis points on interchange collected for a period of eight months by the Visa and MasterCard networks; and changes to certain network rules. A number of objectors have noticed an appeal from the final class settlement approval order with the United States Court of Appeals for the Second Circuit. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.) and 12-4671 (2d Cir.).

Numerous merchants, including large national merchants, have requested exclusion from the class settlements, and some of those opting out have filed complaints against Visa, MasterCard, and in some instances one or more issuing banks. Two of these suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL., and SPEEDY STOP FOOD STORES, LLC, ET AL. v. VISA INC., ET AL., name Citigroup as a defendant. On December 5, 2014, the Interchange MDL, including the opt out cases, was transferred from Judge Gleeson to Judge Brodie. Additional information concerning these actions is publicly available in court filings under the docket numbers 05-md-1720 (E.D.N.Y.) (Brodie, J.); 13-cv-4442 (S.D.N.Y.) (Hellerstein, J.), and 13-10-75377A (Tex. Dist. Ct.).

Deutsche Bank Trust Company Americas (“DBTCA”), the trustee for the issuance trust and the master trust, has been named as a defendant in civil litigation concerning its role as trustee of certain residential mortgage backed securities (“RMBS”) trusts. On June 18, 2014, a group of investors (“Plaintiff Investors”) filed a civil action against DBTCA and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the Trust Indenture Act of 1939, breach of contract, breach of fiduciary duty and negligence based on DBTCA’s and DBNTC’s alleged failure to perform their obligations as trustees for the trusts (the “NY Derivative Action”). An amended complaint was filed on July 16, 2014, adding Plaintiff Investors and RMBS trusts to the NY Derivative Action. On November 24, 2014, the Plaintiff Investors moved to voluntarily dismiss the NY Derivative Action without prejudice. Also on November 24, 2014, substantially the same group of Plaintiff Investors filed a civil action against DBTCA and DBNTC in the United States District Court for the Southern District of New York (the “SDNY Action”), making substantially the same allegations as the New York Derivative Action with respect to 564 RMBS trusts (542 of which were at issue in the NY Derivative Action). The SDNY Action is styled both as a derivative action on behalf of the named RMBS Trusts and, in the alternative, as a putative class action on behalf of holders of RMBS representing interests in those RMBS trusts. DBTCA is vigorously defending the SDNY Action. DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as the trustee for the issuance trust and the master trust.

Note that in connection with its role as trustee of certain RMBS transactions, Citibank, N.A. has been named as a defendant in the same and similar civil litigation as DBTCA and DBNTC. These litigation matters relating to Citibank, N.A.’s role as trustee of certain RMBS transactions are not expected to materially affect Citibank, N.A.’s ability to perform its duties as they relate to the issuance trust and the master trust, including as sponsor, depositor, managing beneficiary, servicer and paying agent.

.

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

Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function during the year ended December 31, 2014 with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank, N.A. and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an “Assessment Report”) as of, and for the year ended, December 31, 2014, which Assessment

Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank, N.A. and Deutsche Bank Trust Company Americas has provided an attestation report (each, an “Attestation Report”) by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.

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

Item 1123 of Regulation AB: Servicer Compliance Statement.

Citibank, N.A. has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Citibank, N.A. has provided a statement of compliance relating to servicing activities for the year ended December 31, 2014, which has been signed by an authorized officer of Citibank, N.A. and is attached hereto as exhibit 35.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b)	Exhibits

Exhibit Number	Description

4.1	Amended and Restated Indenture for the Notes dated as of August 9, 2011, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.2	Second Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of August 9, 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.5.1	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2014 as identified below, incorporated by reference from the following exhibits of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.
2002-A4	4.9	2005-A2	4.30
2003-A7	4.19	2005-A5	4.34
2004-A8	4.29	2005-A9	4.38

2005-C1	4.60	2005-C2	4.61

4.5.2	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2014, inclusive, and outstanding during 2014, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K or 8-K/A filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A3	March 16, 2006	2013-A6	September 20, 2013
2006-A7	October 20, 2006	2013-A7	September 23, 2013
2006-A8	December 19, 2006	2013-A8	September 23, 2013
2006-A8 Reopen	February 15, 2007	2013-A9	September 23, 2013
2007-A3	June 15, 2007	2013-A10	November 6, 2013
2007-A3 Reopen	August 15, 2007	2013-A11	November 6, 2013
2007-A4	June 15, 2007	2013-A7 1st Reopen	November 21, 2013
2007-A4 Reopen	August 15, 2007	2013-A6 Reopen	December 17, 2013
2007-A8	September 20, 2007	2013-A7 2nd Reopen	December 17, 2013
2007-A9	October 17, 2007	2013-A12	December 18, 2013
2007-A11	December 10, 2007	2014-A1	January 24, 2014
2007-A11 Reopen	January 10, 2008	2014-A2	March 5, 2014
2008-A1	February 7, 2008	2014-A3	March 12, 2014
2008-A2	February 8, 2008	2013-A7 3rd Reopen	March 24, 2014
2008-A2 Reopen	February 25, 2008	2014-A1 Reopen	March 26, 2014
2008-A6	May 20, 2008	2014-A4	May 6, 2014
2008-A7	May 20, 2008	2014-A5	June 10, 2014
2009-A4	June 25, 2009	2014-A2 Reopen	July 3, 2014
2012-A1	October 10, 2012	2014-A6	July 31, 2014
2013-A1	May 6, 2013	2014-A7	September 16, 2014
2013-A2	May 30, 2013	2014-A8	September 24, 2014
2013-A2 Reopen	June 5, 2014	2014-A3 Reopen	November 12, 2014
2013-A3	August 8, 2013	2014-A6 Reopen	November 12, 2014
2013-A4	August 8, 2013	2014-A9	December 4, 2014
2013-A5	August 13, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2014.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIBANK, N.A.,
as Depositor of Citibank Credit Card Issuance Trust
and Citibank Credit Card Master Trust I

By:	/s/ Douglas C. Morrison
Douglas C. Morrison
Vice President
(senior officer in charge of securitization of the depositor)

Dated: March 27, 2015

Index to Exhibits

Exhibit Number	Description

4.1	Amended and Restated Indenture for the Notes dated as of August 9, 2011, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.2	Second Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of August 9, 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.5.1	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2014 as identified below, incorporated by reference from the following exhibits of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.
2002-A4	4.9	2005-A2	4.30
2003-A7	4.19	2005-A5	4.34
2004-A8	4.29	2005-A9	4.38

2005-C1	4.60	2005-C2	4.61

4.5.2	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2014, inclusive, and outstanding during 2014, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K or 8-K/A filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A3	March 16, 2006	2013-A6	September 20, 2013
2006-A7	October 20, 2006	2013-A7	September 23, 2013
2006-A8	December 19, 2006	2013-A8	September 23, 2013
2006-A8 Reopen	February 15, 2007	2013-A9	September 23, 2013
2007-A3	June 15, 2007	2013-A10	November 6, 2013
2007-A3 Reopen	August 15, 2007	2013-A11	November 6, 2013
2007-A4	June 15, 2007	2013-A7 1st Reopen	November 21, 2013
2007-A4 Reopen	August 15, 2007	2013-A6 Reopen	December 17, 2013
2007-A8	September 20, 2007	2013-A7 2nd Reopen	December 17, 2013
2007-A9	October 17, 2007	2013-A12	December 18, 2013
2007-A11	December 10, 2007	2014-A1	January 24, 2014
2007-A11 Reopen	January 10, 2008	2014-A2	March 5, 2014
2008-A1	February 7, 2008	2014-A3	March 12, 2014
2008-A2	February 8, 2008	2013-A7 3rd Reopen	March 24, 2014
2008-A2 Reopen	February 25, 2008	2014-A1 Reopen	March 26, 2014
2008-A6	May 20, 2008	2014-A4	May 6, 2014
2008-A7	May 20, 2008	2014-A5	June 10, 2014
2009-A4	June 25, 2009	2014-A2 Reopen	July 3, 2014
2012-A1	October 10, 2012	2014-A6	July 31, 2014
2013-A1	May 6, 2013	2014-A7	September 16, 2014
2013-A2	May 30, 2013	2014-A8	September 24, 2014
2013-A2 Reopen	June 5, 2014	2014-A3 Reopen	November 12, 2014
2013-A3	August 8, 2013	2014-A6 Reopen	November 12, 2014
2013-A4	August 8, 2013	2014-A9	December 4, 2014
2013-A5	August 13, 2013

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2014.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.