Form 10-K
period 2015-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST; Citibank, N.A., as depositor of Citibank Credit Card Issuance Trust; CITIBANK CREDIT CARD MASTER TRUST I
filed 2016-03-30
CIK 1108348, 1522616, 921864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number of issuing entity: 333-52984-03; 333-145220-01, 1333-171055-01

Central Index Key Number of issuing entity: 0001108348

CITIBANK CREDIT CARD ISSUANCE TRUST*

(Issuing Entity in respect of the Notes)

(Exact name of issuing entity as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of issuing entity: 333-80743-02; 333-145220-02; 333-171055-02

Central Index Key Number of issuing entity: 0000921864

CITIBANK CREDIT CARD MASTER TRUST I

(Issuing Entity in respect of the Collateral Certificate)

(Exact name of issuing entity as specified in its charter)

NEW YORK	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of sponsor and depositor: 333-145220-03 333-171055-03

Central Index Key Number of sponsor and depositor: 0001522616

CITIBANK, N.A.

(Exact name of depositor and sponsor as specified in its charter)

UNITED STATES OF AMERICA	13-5266470
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

388 Greenwich St New York, New York	10013
(Address of principal executive offices of depositor and sponsor)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

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

On July 28, 2015, various objectors to the class settlement filed motions in the U.S. District Court to vacate the court’s prior approval of the class settlement, alleging improprieties by two of the lawyers involved in the Interchange MDL. Various objectors appealed from the final class settlement approval order with the United States Court of Appeals for the Second Circuit, which heard oral argument regarding the appeals on September 28, 2015. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.) and 12-4671 (2d Cir.).

Numerous merchants, including large national merchants, have requested exclusion from the class settlements, and some of those opting out have filed complaints against Visa, MasterCard, and in some instances one or more issuing banks. One of these suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL., brought on behalf of numerous individual merchants, names Citigroup as a defendant. On December 5, 2014, the Interchange MDL, including the opt-out cases, was transferred from Judge Gleeson to Judge Brodie. Additional information concerning these actions is publicly available in court filings under the docket numbers MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank National Trust Company (“DBNTC”) and Deutsche Bank Trust Company Americas (“DBTCA”), the trustee for the master trust and under the indenture for the issuance trust, in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action.

On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action.

DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as Trustee under Second Amended and Restated Pooling and Servicing Agreement for the master trust or Amended and Restated Indenture for the Notes issued by the issuance trust.

Note that in connection with its role as trustee of certain RMBS transactions, Citibank, N.A. has been named as a defendant in similar civil litigation as DBTCA and DBNTC. These litigation matters relating to Citibank, N.A.’s role as trustee of certain RMBS transactions are not expected to materially affect Citibank, N.A.’s ability to perform its duties as they relate to the issuance trust and the master trust, including as sponsor, depositor, managing beneficiary, servicer and paying agent.

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

Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function during the year ended December 31, 2015 with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank, N.A. and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an “Assessment Report”) as of, and for the year ended, December 31, 2015, which Assessment

Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank, N.A. and Deutsche Bank Trust Company Americas has provided an attestation report (each, an “Attestation Report”) by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.

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

Item 1123 of Regulation AB: Servicer Compliance Statement.

Citibank, N.A. has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Citibank, N.A. has provided a statement of compliance relating to servicing activities for the year ended December 31, 2015, which has been signed by an authorized officer of Citibank, N.A. and is attached hereto as exhibit 35.1.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	Not Applicable.

(b)	Exhibits

Exhibit Number	Description

4.1	Amended and Restated Indenture for the Notes dated as of August 9, 2011, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.2	Second Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of August 9, 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.5.1	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2015 as identified below, incorporated by reference from the following exhibits of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.
2003-A7	4.19	2005-A5	4.34
2005-A2	4.30	2005-A9	4.38

2005-C1	4.60	2005-C2	4.61

4.5.2	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2015, inclusive, and outstanding during 2015, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K or 8-K/A filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A3	March 16, 2006	2013-A6	September 20, 2013
2006-A7	October 20, 2006	2013-A7	September 23, 2013
2006-A8	December 19, 2006	2013-A9	September 23, 2013
2006-A8 Reopen	February 15, 2007	2013-A10	November 6, 2013
2007-A3	June 15, 2007	2013-A11	November 6, 2013
2007-A3 Reopen	August 15, 2007	2013-A7 1st Reopen	November 21, 2013
2007-A4	June 15, 2007	2013-A6 Reopen	December 17, 2013
2007-A4 Reopen	August 15, 2007	2013-A7 2nd Reopen	December 17, 2013
2007-A8	September 20, 2007	2013-A12	December 18, 2013
2007-A9	October 17, 2007	2014-A1	January 24, 2014
2007-A11	December 10, 2007	2014-A2	March 5, 2014
2007-A11 Reopen	January 10, 2008	2014-A3	March 12, 2014
2008-A1	February 7, 2008	2013-A7 3rd Reopen	March 24, 2014
2008-A2	February 8, 2008	2014-A1 Reopen	March 26, 2014
2008-A2 Reopen	February 25, 2008	2014-A4	May 6, 2014
2008-A6	May 20, 2008	2014-A5	June 10, 2014
2008-A7	May 20, 2008	2014-A2 Reopen	July 3, 2014
2012-A1	October 10, 2012	2014-A6	July 31, 2014
2013-A1	May 6, 2013	2014-A7	September 16, 2014
2013-A2	May 30, 2013	2014-A8	September 24, 2014
2013-A2 Reopen	June 5, 2014	2014-A3 Reopen	November 12, 2014
2013-A3	August 8, 2013	2014-A6 Reopen	November 12, 2014
2013-A4	August 8, 2013	2014-A9	December 4, 2014

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2015.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIBANK, N.A.,
as Depositor of Citibank Credit Card Issuance Trust
and Citibank Credit Card Master Trust I

By:	/s/ Douglas C. Morrison
Douglas C. Morrison
Vice President
(senior officer in charge of securitization of the depositor)

Dated: March 30, 2016

Index to Exhibits

Exhibit Number	Description

4.1	Amended and Restated Indenture for the Notes dated as of August 9, 2011, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.2	Second Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of August 9, 2011, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.5.1	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued before January 1, 2006 and outstanding during 2015 as identified below, incorporated by reference from the following exhibits of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 23, 2007:

Subclass	Exhibit No.	Subclass	Exhibit No.
2003-A7	4.19	2005-A5	4.34
2005-A2	4.30	2005-A9	4.38

2005-C1	4.60	2005-C2	4.61

4.5.2	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2015, inclusive, and outstanding during 2015, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K or 8-K/A filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A3	March 16, 2006	2013-A6	September 20, 2013
2006-A7	October 20, 2006	2013-A7	September 23, 2013
2006-A8	December 19, 2006	2013-A9	September 23, 2013
2006-A8 Reopen	February 15, 2007	2013-A10	November 6, 2013
2007-A3	June 15, 2007	2013-A11	November 6, 2013
2007-A3 Reopen	August 15, 2007	2013-A7 1st Reopen	November 21, 2013
2007-A4	June 15, 2007	2013-A6 Reopen	December 17, 2013
2007-A4 Reopen	August 15, 2007	2013-A7 2nd Reopen	December 17, 2013
2007-A8	September 20, 2007	2013-A12	December 18, 2013
2007-A9	October 17, 2007	2014-A1	January 24, 2014
2007-A11	December 10, 2007	2014-A2	March 5, 2014
2007-A11 Reopen	January 10, 2008	2014-A3	March 12, 2014
2008-A1	February 7, 2008	2013-A7 3rd Reopen	March 24, 2014
2008-A2	February 8, 2008	2014-A1 Reopen	March 26, 2014
2008-A2 Reopen	February 25, 2008	2014-A4	May 6, 2014
2008-A6	May 20, 2008	2014-A5	June 10, 2014
2008-A7	May 20, 2008	2014-A2 Reopen	July 3, 2014
2012-A1	October 10, 2012	2014-A6	July 31, 2014
2013-A1	May 6, 2013	2014-A7	September 16, 2014
2013-A2	May 30, 2013	2014-A8	September 24, 2014
2013-A2 Reopen	June 5, 2014	2014-A3 Reopen	November 12, 2014
2013-A3	August 8, 2013	2014-A6 Reopen	November 12, 2014
2013-A4	August 8, 2013	2014-A9	December 4, 2014

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2015.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.