Form 10-K
period 2016-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST; Citibank, N.A., as depositor of Citibank Credit Card Issuance Trust; CITIBANK CREDIT CARD MASTER TRUST I
filed 2017-03-30
CIK 1108348, 1522616, 921864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number of issuing entity: 333-52984-03, 333-145220-01, 333-171055-01, 333-208054

Central Index Key Number of issuing entity: 0001108348

CITIBANK CREDIT CARD ISSUANCE TRUST*

(Issuing Entity in respect of the Notes)

(Exact name of issuing entity as specified in its charter)

DELAWARE	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of issuing entity: 333-80743-02, 333-145220-02, 333-171055-02, 333-208054-01

Central Index Key Number of issuing entity: 0000921864

CITIBANK CREDIT CARD MASTER TRUST I

(Issuing Entity in respect of the Collateral Certificate)

(Exact name of issuing entity as specified in its charter)

NEW YORK	NOT APPLICABLE
(State or other jurisdiction of incorporation or organization of issuing entity)	(I.R.S. Employer Identification No. of issuing entity)

Commission file number of depositor and sponsor: 333-145220-03, 333-171055-03, 333-208054-02

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Substitute information provided in accordance with General Instruction J to Form 10–K:

Item 1112(b) of Regulation AB: Significant Obligors of Pool Assets (Financial Information).

The primary asset of Citibank Credit Card Issuance Trust, a Delaware statutory trust formed on September 12, 2000 (the “issuance trust”) – and its primary source of funds for the payment of principal of and interest on the notes – is a collateral certificate issued by Citibank Credit Card Master Trust I (the “master trust”) to the issuance trust. The collateral certificate represents an undivided interest in the assets of the master trust. The master trust’s assets consist primarily of credit card receivables arising in a portfolio of revolving credit card accounts. The master trust, therefore, may be considered a significant obligor in relation to the issuance trust. Pursuant to Instruction 2.b. to Item 1112(b) of Regulation AB, the information required by Instruction J to Form 10-K in respect of the master trust has been disclosed in this report on Form 10-K in lieu of the information otherwise contemplated by Item 1112(b).

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

On November 27, 2012, the court entered an order granting preliminary approval of the proposed class settlements and provisionally certified two classes for settlement purposes only. The court held a hearing on September 12, 2013 to consider whether the class settlements should be finally approved. On December 13, 2013, the court entered an order granting final approval to the class settlement, and on January 14, 2014, the court entered a final judgment. On July 28, 2015, various objectors to the class settlement filed motions in the U.S. District Court to vacate the court’s prior approval of the class settlement, alleging improprieties by two of the lawyers involved in the Interchange MDL. Also, a number of objectors have filed an appeal of the final approval order with the Second Circuit Court of Appeals, which heard oral argument regarding the appeals on September 28, 2015. On June 30, 2016, the Second Circuit Court of Appeals issued an order, vacating certification of the two settlement classes, overturning the class settlement and remanding the matter to the District Court for further proceedings. On November 23, 2016, counsel for the class plaintiffs that entered the now-vacated settlement filed a petition for certiorari review by the U.S. Supreme Court relating to the Second Circuit’s decision. On December 29, 2016, defendants, including Citigroup, filed a brief with the U.S. Supreme Court in support of the petition for certiorari. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.) and 12-4671 (2d Cir.).

Numerous merchants, including large national merchants, have requested exclusion (opted out) from the class settlements, and some of those opting out have filed complaints against Visa, MasterCard, and in some instances one or more issuing banks. On July 18, 2014, the court denied defendants’ motions to dismiss complaints filed by opt-out merchants. One of the opt-out suits, 7-ELEVEN, INC., ET AL. v. VISA INC., ET AL., names Citigroup as a defendant. Additional information concerning these actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

On November 30, 2016, separate counsel were appointed in the district court for the putative damages and injunctive relief classes. Counsel for those putative classes, as well as counsel for plaintiffs in the individual actions, have stated that they intend to move to amend their prior complaints.

Deutsche Bank Trust Company Americas (DBTCA), the indenture trustee and the master trust trustee, have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage backed securities (RMBS) trusts. On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against DBTCA and Deutsche Bank National Trust Company (DBNTC) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by pooling and servicing agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss. On March 22, 2016, plaintiffs filed an amended complaint in federal court. In the amended complaint, in connection with 62 trusts governed by indenture agreements, plaintiffs assert claims for breach of contract, violation of the TIA, breach of fiduciary duty, and breach of duty to avoid conflicts of interest. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $9.8 billion, but the complaint does not include a demand for money damages in a sum certain. On July 15, 2016, DBNTC and DBTCA filed a motion to dismiss the amended complaint. On January 23, 2017, the court granted in part and denied in part DBNTC and DBTCA’s motion to dismiss. The court granted the motion to dismiss with respect to plaintiffs’ conflict-of-interest claim, thereby dismissing it, and denied the motion to dismiss with respect to plaintiffs’ breach of contract claim (except as noted below) and claim for violation of the TIA, thereby allowing those claims to proceed. On January 26, 2017, the parties filed a joint stipulation and proposed order dismissing plaintiffs’ claim for breach of fiduciary duty. On January 27, 2017, the court entered the parties’ joint stipulation and ordered that plaintiffs’ claim for breach of fiduciary duty be dismissed. On February 3, 2017, following a hearing concerning DBNTC and DBTCA’s motion to dismiss on February 2, 2017, the court issued a short form order dismissing (i) plaintiffs’ representation and warranty claims as to 21 trusts whose originators and/or sponsors had entered bankruptcy and the deadline for asserting claims against such originators and/or sponsors had passed as of 2009 and (ii) plaintiffs’ claims to the extent they were premised upon any alleged pre-Event of Default duty to terminate servicers. Discovery is ongoing.

On March 25, 2016, the BlackRock plaintiffs filed a state court action against DBTCA in the Superior Court of California, Orange County with respect to 513 trusts. On May 18, 2016, plaintiffs filed an amended complaint with respect to 465 trusts, and included DBNTC as an additional defendant. The amended complaint asserts three causes of action: breach of contract; breach of fiduciary duty; and breach of the duty to avoid conflicts of interest. Plaintiffs purport to bring the action on behalf of themselves and all other current owners of certificates in the 465 trusts. The amended complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $75.7 billion, but does not include a demand for money damages in a sum certain. On August 22, 2016, DBNTC and DBTCA filed a demurrer as to Plaintiffs’ breach of fiduciary duty cause of action and breach of the duty to avoid conflicts of interest cause of action and motion to strike as to Plaintiffs’ breach of contract cause of action. On October 18, 2016, the court granted DBNTC and DBTCA’s demurrer, providing Plaintiffs with thirty days’ leave to amend, and denied DBNTC and DBTCA’s motion to strike. Plaintiffs did not further amend their complaint and, on December 19, 2016, DBNTC and DBTCA filed an answer to the amended complaint. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of New York’s Streit Act, violation of the Trust Indenture Act, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in the foregoing paragraphs) that would materially affect its ability to perform its duties as indenture trustee and the master trust trustee.

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

Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function during the year ended December 31, 2016 with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank, N.A. and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an “Assessment Report”) as of, and for the year ended, December 31, 2016, which Assessment

Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank, N.A. and Deutsche Bank Trust Company Americas has provided an attestation report (each, an “Attestation Report”) by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.

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

Item 1123 of Regulation AB: Servicer compliance statement.

Citibank, N.A. has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Citibank, N.A. has provided a statement of compliance relating to servicing activities for the year ended December 31, 2016, which has been signed by an authorized officer of Citibank, N.A. and is attached hereto as exhibit 35.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1) Not Applicable.

(a)(2) Not Applicable.

(a)(3) Not Applicable.

(b) Exhibits

Exhibit Number	Description
4.1	Second Amended and Restated Indenture for the Notes dated as of November 10, 2016, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016.

4.2	Third Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of November 10, 2016, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement dated as of August 9, 2011, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amendment No. 1 dated as of November 10, 2016 to the Amended and Restated Series 2000 Supplement, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016.

4.5	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.6	Asset Representations Review Agreement dated as of November 18, 2016, incorporated by reference from Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

4.7	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2016, inclusive, and outstanding during 2016, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A3	March 16, 2006	2013-A11	November 6, 2013
2006-A7	October 20, 2006	2013-A7 1st Reopen	November 21, 2013
2006-A8	December 19, 2006	2013-A6 Reopen	December 17, 2013
2006-A8 Reopen	February 15, 2007	2013-A7 2nd Reopen	December 17, 2013
2007-A3	June 15, 2007	2013-A12	December 18, 2013
2007-A3 Reopen	August 15, 2007	2014-A1	January 24, 2014
2007-A4	June 15, 2007	2014-A2	March 5, 2014
2007-A4 Reopen	August 15, 2007	2014-A3	March 12, 2014
2007-A8	September 20, 2007	2013-A7 3rd Reopen	March 24, 2014
2007-A9	October 17, 2007	2014-A1 Reopen	March 26, 2014
2008-A1	February 7, 2008	2014-A4	May 6, 2014
2008-A2	February 8, 2008	2014-A5	June 10, 2014
2008-A2 Reopen	February 25, 2008	2014-A2 Reopen	July 3, 2014
2008-A7	May 20, 2008	2014-A6	July 31, 2014
2013-A2	May 30, 2013	2014-A7	September 16, 2014
2013-A2 Reopen	June 5, 2014	2014-A8	September 24, 2014
2013-A3	August 8, 2013	2014-A3 Reopen	November 12, 2014
2013-A4	August 8, 2013	2014-A6 Reopen	November 12, 2014
2013-A6	September 20, 2013	2014-A9	December 4, 2014
2013-A7	September 23, 2013	2016-A1	December 8. 2016
2013-A9	September 23, 2013	2016-A2	December 8. 2016
2013-A10	November 6, 2013	2016-A3	December 19, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2016.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

99.2	Amendment No. 1 dated as of July 10, 2012 to the Amended and Restated Series 2009 Supplement, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2012.

(c) Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIBANK, N.A.,
as Depositor of Citibank Credit Card Issuance Trust
and Citibank Credit Card Master Trust I

By:	/s/ Douglas C. Morrison
Douglas C. Morrison
Vice President
(senior officer in charge of securitization of the depositor)

Dated: March 30, 2017

Index to Exhibits

Exhibit Number	Description
4.1	Second Amended and Restated Indenture for the Notes dated as of November 10, 2016, incorporated by reference from Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016.

4.2	Third Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of November 10, 2016, incorporated by reference from Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016.

4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate) to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.4	Amendment No. 1 dated as of November 10, 2016 to the Amended and Restated Series 2000 Supplement, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016.

4.5	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

4.6	Asset Representations Review Agreement dated as of November 18, 2016, incorporated by reference from Exhibit 4.8 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016.

4.7	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2016, inclusive, and outstanding during calendar year 2016, as identified below, incorporated by reference from Exhibit 4 or Exhibit 4.1, as applicable, of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date	Subclass	Filing Date
2006-A3	March 16, 2006	2013-A11	November 6, 2013
2006-A7	October 20, 2006	2013-A7 1st Reopen	November 21, 2013
2006-A8	December 19, 2006	2013-A6 Reopen	December 17, 2013
2006-A8 Reopen	February 15, 2007	2013-A7 2nd Reopen	December 17, 2013
2007-A3	June 15, 2007	2013-A12	December 18, 2013
2007-A3 Reopen	August 15, 2007	2014-A1	January 24, 2014
2007-A4	June 15, 2007	2014-A2	March 5, 2014
2007-A4 Reopen	August 15, 2007	2014-A3	March 12, 2014
2007-A8	September 20, 2007	2013-A7 3rd Reopen	March 24, 2014
2007-A9	October 17, 2007	2014-A1 Reopen	March 26, 2014
2008-A1	February 7, 2008	2014-A4	May 6, 2014
2008-A2	February 8, 2008	2014-A5	June 10, 2014
2008-A2 Reopen	February 25, 2008	2014-A2 Reopen	July 3, 2014
2008-A7	May 20, 2008	2014-A6	July 31, 2014
2013-A2	May 30, 2013	2014-A7	September 16, 2014
2013-A2 Reopen	June 5, 2014	2014-A8	September 24, 2014
2013-A3	August 8, 2013	2014-A3 Reopen	November 12, 2014
2013-A4	August 8, 2013	2014-A6 Reopen	November 12, 2014
2013-A6	September 20, 2013	2014-A9	December 4, 2014
2013-A7	September 23, 2013	2016-A1	December 8. 2016
2013-A9	September 23, 2013	2016-A2	December 8. 2016
2013-A10	November 6, 2013	2016-A3	December 19, 2016

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission.

33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas.

35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2016.

99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate) to the Second Amended and Restated Pooling and Servicing Agreement dated as of August 9, 2011, incorporated by reference from Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011.

99.2	Amendment No. 1 dated as of July 10, 2012 to the Amended and Restated Series 2009 Supplement, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2012.