Form 10-K
period 2019-12-31
CITIBANK CREDIT CARD ISSUANCE TRUST; Citibank, N.A., as depositor of Citibank Credit Card Issuance Trust; CITIBANK CREDIT CARD MASTER TRUST I
filed 2020-03-27
CIK 1108348, 1522616, 921864

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The plaintiffs, merchants that accept Visa and MasterCard branded payment cards as well as various membership associations that claim to represent certain groups of merchants, allege, among other things, that defendants have engaged in conspiracies to set the price of interchange and merchant discount fees on credit and debit card transactions and to restrain trade unreasonably through various Visa and MasterCard rules governing merchant conduct, all in violation of Section 1 of the Sherman Act and certain California statutes. Plaintiffs further alleged violations of Section 2 of the Sherman Act. Supplemental complaints also were filed against defendants in the putative class actions alleging that Visa’s and MasterCard’s respective initial public offerings were anticompetitive and violated Section 7 of the Clayton Act, and that MasterCard’s initial public offering constituted a fraudulent conveyance.

In 2014, the district court entered a final judgment approving the terms of a class settlement providing for, among other things, cash payment to the class of $6.05 billion; a rebate to merchants participating in the damages class settlement of 10 bps on interchange collected for a period of eight months by the Visa and MasterCard networks; and changes to certain network rules. Various objectors appealed from the final class settlement approval order to the United States Court of Appeals for the Second Circuit.

In 2016, the Court of Appeals reversed the district court’s approval of the class settlement and remanded for further proceedings. The district court thereafter appointed separate interim counsel for a putative class seeking damages and a putative class seeking injunctive relief. Amended or new complaints on behalf of the putative classes and various individual merchants were subsequently filed, including a further amended complaint on behalf of a putative damages class and a new complaint on behalf of a putative injunctive class, both of which named Citigroup. In addition, numerous merchants have filed amended or new complaints against Visa, MasterCard, and in some instances one or more issuing banks. Three of these suits—7-ELEVEN, INC., ET AL. v. VISA INC., ET AL.; ROUNDY’S SUPERMARKETS, INC. v. VISA INC. ET AL.; and LUBY’S FUDDRUCKERS RESTAURANTS, LLC, v. VISA INC., ET AL—brought on behalf of numerous individual merchants, name Citigroup as defendants.

On December 13, 2019, the district court granted the damages class plaintiffs’ motion for final approval of a new settlement with the defendants. The settlement involves the damages class only and does not settle the claims of the injunctive relief class or any actions brought on a non-class basis by individual merchants. The settlement provides for a cash payment to the damages class of $6.24 billion, though that amount has been reduced by $700 million based on the transaction volume of class members that opted-out from the settlement. Several merchants and merchant groups have appealed the final approval order. Additional information concerning these consolidated actions is publicly available in court filings under the docket number MDL 05-1720 (E.D.N.Y.) (Brodie, J.).

Indenture Trustee and Master Trust Trustee Litigation

Deutsche Bank Trust Company Americas (DBTCA), the indenture trustee and the master trust trustee, have been sued by investors in civil litigation concerning their role as trustees of certain residential mortgage backed securities (RMBS) trusts. On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed an action against DBNTC and DBTCA in New York State Supreme Court alleging that DBNTC and DBTCA failed to perform purported duties, as trustees for 544 private-label RMBS trusts, to enforce breaches of representations and warranties as to mortgage loans held by the trusts and to enforce breaches by servicers of their mortgage loan servicing obligations for the trusts. During the course of the litigation, plaintiffs dismissed the case from New York State Supreme Court and refiled two separate cases, one in the U.S. District Court for the Southern District of New York (the BlackRock SDNY Case) and the other in the Superior Court of California, Orange County (the BlackRock California Case). Pursuant to a settlement among the parties, the BlackRock SDNY Case was dismissed on December 6, 2018 and the BlackRock California Case was dismissed on January 11, 2019.

On September 27, 2017, DBTCA was added as a defendant to a case brought by certain special purpose entities including Phoenix Light SF Limited in the U.S. District Court for the Southern District of New York, in which the plaintiffs previously alleged incorrectly that DBNTC served as trustee for all 43 of the trusts at issue. On September 27, 2017, plaintiffs filed a third amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for one of the 43 trusts at issue. DBNTC serves as trustee for the other 42 trusts at issue. Plaintiffs’ third amended complaint brings claims for violation of the U.S. Trust Indenture Act of 1939 (TIA); breach of contract; breach of fiduciary duty; negligence and gross negligence; violation of the New York Streit Act; and breach of the covenant of good faith. However, in the third amended complaint, plaintiffs acknowledge that, before DBTCA was added to the case, the court dismissed plaintiffs’ TIA Act claims, negligence and gross negligence claims, Streit Act claims, claims for breach of the covenant of good faith, and certain theories of plaintiffs’ breach of contract claims, and plaintiffs only include these claims to preserve any rights on appeal. Plaintiffs allege damages of “hundreds of millions of dollars.” On November 13, 2017, DBNTC and DBTCA filed an answer to the third amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, plaintiffs, jointly with Commerzbank AG (see description of Commerzbank case below), filed a motion for partial summary judgment. As of March 8, 2019, both motions for summary judgment have been briefed and are awaiting decision by the court. Discovery is ongoing.

On November 30, 2017, DBTCA was added as a defendant to a case brought by Commerzbank AG (“Commerzbank”) in the U.S. District Court for the Southern District of New York, in which Commerzbank previously alleged incorrectly that DBNTC served as trustee for all 50 of the trusts at issue. On November 30, 2017, Commerzbank filed a second amended complaint that names DBTCA as a defendant in addition to DBNTC. DBTCA serves as trustee for 1 of the 50 trusts at issue. DBNTC serves as trustee for the other 49 trusts at issue. Commerzbank’s second amended complaint brings claims for violation of the TIA; breach of contract; breach of fiduciary duty; negligence; violation of the Streit Act; and breach of the covenant of good faith. However, in the second amended complaint, Commerzbank acknowledges that, before DBTCA was added to the case, the court dismissed Commerzbank’s TIA claims for the trusts governed by pooling and servicing agreements, as well as its Streit Act claims and claims for breach of the covenant of good faith, and Commerzbank only includes these claims to preserve any rights on appeal. The second amended complaint alleges that DBNTC and DBTCA caused Commerzbank to suffer “hundreds of millions of dollars in losses,” but the complaint does not include a demand for money damages in a sum certain. On January 29, 2018, DBNTC and DBTCA filed an answer to the second amended complaint. On December 7, 2018, DBNTC and DBTCA filed a motion for summary judgment. Also on December 7, 2018, Commerzbank, jointly with the Phoenix Light plaintiffs, filed a motion for partial summary judgment. As of March 8, 2019, both motions for summary judgment have been briefed and are awaiting decision by the court. Discovery is ongoing.

On December 30, 2015, IKB International, S.A. in Liquidation and IKB Deutsche Industriebank A.G. (collectively, “IKB”), as an investor in 37 RMBS trusts, filed a summons with notice in the Supreme Court of the State of New York, New York County, against DBNTC and DBTCA as trustees of the trusts. On May 27, 2016, IKB served its complaint asserting claims for breach of contract, breach of fiduciary duty, breach of duty to avoid conflicts of interest, violation of the Streit Act, violation of the TIA, violation of Regulation AB, and violation of Section 9 of the Uniform Commercial Code. IKB alleges that DBNTC and DBTCA are liable for over U.S. $268 million in damages. On October 5, 2016, DBNTC and DBTCA, together with several other trustees defending lawsuits by IKB, filed a joint motion to dismiss. On January 6, 2017, IKB filed a notice of discontinuance, voluntarily dismissing with prejudice all claims as to three trusts. As of January 17, 2017, DBNTC and DBTCA’s motion to dismiss has been briefed and is awaiting decision by the court. On June 20, 2017, the parties filed a stipulation, voluntarily dismissing with prejudice all claims as to four additional trusts. Certain limited discovery is permitted to go forward while the motion to dismiss is pending.

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

Citibank, N.A. and Deutsche Bank Trust Company Americas have been identified by the registrant as parties participating in the servicing function during the year ended December 31, 2019, with respect to Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Each of Citibank, N.A. and Deutsche Bank Trust Company Americas has delivered a report on an assessment of compliance with the servicing criteria applicable to such party (each, an “Assessment Report”) as of, and for the year ended, December 31, 2019, which Assessment Reports are attached as exhibits 33.1 and 33.2, respectively, to this Form 10-K. In addition, each of Citibank, N.A. and Deutsche Bank Trust Company Americas has provided an attestation report (each, an “Attestation Report”) by KPMG LLP, an independent registered public accounting firm, regarding its related Assessment Report. The Attestation Reports are attached as exhibits 34.1 and 34.2, respectively, to this Form 10-K.

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

Item 1123 of Regulation AB: Servicer compliance statement.

Citibank, N.A. has been identified by the registrant as the sole servicer with respect to the pool assets held by each of Citibank Credit Card Issuance Trust and Citibank Credit Card Master Trust I. Citibank, N.A. has provided a statement of compliance relating to servicing activities for the year ended December 31, 2019, which has been signed by an authorized officer of Citibank, N.A. and is attached hereto as exhibit 35.1.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)(1)	Not Applicable.
(a)(2)	Not Applicable.
(a)(3)	Not Applicable.

(b)	Exhibits

Exhibit Index

Exhibit Number	Description

4.1
Second Amended and Restated Indenture for the Notes dated as of November 10, 2016, incorporated by reference from Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016
4.2	Third Amended and Restated Pooling and Servicing Agreement for Citibank Credit Card Master Trust I dated as of November 10, 2016, incorporated by reference from Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016
4.3	Amended and Restated Series 2000 Supplement dated as of August 9, 2011 (including the form of Collateral Certificate), to the Second Amended and Restated Pooling and Servicing Agreement dated as of August 9, 2011, incorporated by reference from Exhibit 4.3 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011
4.4	Amendment No. 1 dated as of November 10, 2016, to the Amended and Restated Series 2000 Supplement, incorporated by reference from Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 10, 2016
4.5	Amended and Restated Trust Agreement of Citibank Credit Card Issuance Trust dated as of August 9, 2011, incorporated by reference from Exhibit 4.4 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011
4.6	Asset Representations Review Agreement dated as of November 18, 2016, incorporated by reference from Exhibit 4.8 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 18, 2016

4.7	Terms Document, including the form of Note, relating to each publicly-offered subclass of notes of the Citiseries issued between January 1, 2006 and December 31, 2019, inclusive, and outstanding during 2019, as identified below, incorporated by reference from Exhibit 4.1 of each Current Report on Form 8-K filed by the Registrant with the Securities and Exchange Commission on the following dates:

Subclass	Filing Date

2007-A3	June 15, 2007
2007-A3 Reopen	August 15, 2007
2007-A4	June 15, 2007
2007-A4 Reopen	August 15, 2007
2013-A9	September 23, 2013
2014-A1	January 24, 2014
2014-A1 Reopen	March 26, 2014
2014-A5	June 10, 2014
2014-A6	July 31, 2014
2014-A6 Reopen	November 12, 2014
2016-A1	December 8. 2016
2016-A2	December 8. 2016
2016-A3	December 19, 2016
2017-A1	January 26, 2017
2017-A2	January 26, 2017
2017-A3	April 11, 2017
2017-A4	April 11, 2017
2017-A5	May 2, 2017
2017-A6	May 22, 2017
2017-A3 Reopen	May 22, 2017
2017-A7	August 8, 2017
2017-A8	August 8, 2017
2017-A9	October 2, 2017
2018-A1	January 31, 2018
2018-A2	February 1, 2018
2018-A3	May 29, 2018
2018-A4	June 8, 2018
2018-A5	August 8, 2018
2018-A6	August 17, 2018
2018-A7	October 15, 2018

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and relevant rules and regulations of the Securities and Exchange Commission
33.1	Report on Assessment of Compliance with Servicing Criteria by Citibank, N.A.
33.2	Report on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
34.1	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Citibank, N.A.

34.2	Attestation Report of KPMG LLP on Assessment of Compliance with Servicing Criteria by Deutsche Bank Trust Company Americas
35.1	Servicer Compliance Statement of Citibank, N.A. for the fiscal year ended December 31, 2019
99.1	Amended and Restated Series 2009 Supplement dated as of August 9, 2011 (including the form of Series 2009 Certificate), to the Second Amended and Restated Pooling and Servicing Agreement, incorporated by reference from Exhibit 99.1 of the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 12, 2011
99.2	Amendment No. 1 dated as of July 10, 2012, to the Amended and Restated Series 2009 Supplement, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 10, 2012
99.3	Amendment No. 2 dated as of November 3, 2017, to the Amended and Restated Series 2009 Supplement, incorporated by reference to Exhibit 99.1 of the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 3, 2017

(c)	Not Applicable.

Item 16. Form 10–K Summary.

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CITIBANK, N.A.,

as Depositor of Citibank Credit Card Issuance Trust

and Citibank Credit Card Master Trust I

By:  /s/ Donna L. VanBockern

Donna L. VanBockern

Vice President

(senior officer in charge of securitization of the depositor)

Dated: March 27, 2020

